Form 10QSB
period 1999-09-30
WOLFPACK CORP
filed 1999-11-15
CIK 1085258

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: September  30, 1999


     [_]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT

       For the transition period from _______________ to _______________

          Commission file number  0-26479
                                  -------

                             WOLFPACK CORPORATION
                    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

                    Delaware                          56-2086188
       ---------------------------------           ------------------
         (State or other jurisdiction                (IRS Employer
       of incorporation or organization)           Identification No.)


               17 Glenwood Avenue, Raleigh, North Carolina 27603
              --------------------------------------------------
                   (Address of principal executive offices)

                                (919) 831-1351
                          --------------------------
                          (Issuer's telephone number)

                                Not Applicable
   -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
             Yes____ No  X
                        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 5,077,400
                                               -------------------------------

     Transitional Small Business Disclosure Format (check one).
Yes ____; No  X
             ---

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     The condensed financial statements for the nine month period ended September 30, 1999 included herein have been prepared by Wolfpack Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of operations and cash flows for the nine month period ended September 30, 1998 and 1999.

     The Company's results of operations during the nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Form 10-SB.

                             WOLFPACK CORPORATION
                    COMBINED AND CONSOLIDATED BALANCE SHEET

                                                                                    September 30, 1999
                                                                December 31, 1998        Unaudited
                                                                -----------------        ---------
                          Assets
Current assets
  Cash and cash equivalents                                              $132,070        $152,786
  Inventory                                                                60,367         121,502
  Prepaid expenses                                                         57,091          14,000
  Officer loan receivable                                                                  94,500
                                                                                         --------
  Current assets                                                          249,528         382,787

Property  and equipment-net                                                43,811          35,411
Other assets
 Security deposits                                                          5,500           5,500
                                                                         --------        --------
Total other assets                                                          5,500           5,500
                                                                         --------        --------
Total assets                                                             $298,839        $423,698
                                                                         ========        ========

                     Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable                                                        $ 15,600        $ 15,580
                                                                         --------        --------
                                                                           15,600          15,580
Stockholders' equity
Preferred stock - authorized 5,000,000 shares, $.001 per
share each. At December 31, 1998 and September 30,
1999, there - 0- and -0- shares outstanding.
Common Stock authorized 20,000,000 shares, $  0.001
par value each. At December 31, 1998 and September30,
1999, there are 2,000,000 and 5,077,400 shares
outstanding respectively.                                                   2,000           5,077
Additional paid in capital                                                281,165         550,355
Retained earnings                                                              74        (147,314)
                                                                         --------        --------
Total stockholders' equity                                                283,239         408,118
                                                                         --------        --------
Total liabilities and stockholders' equity                               $298,839        $423,698
                                                                         ========        ========

                              WOLFPACK CORPORATION

               COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS

                                        For the nine months    For the nine months
                                       ended Sept.  30, 1998   ended Sept 30, 1999
                                             Unaudited              Unaudited
                                       ---------------------   --------------------

Revenue                                            $ 452,551             $ 449,493

Costs of goods sold                                  266,905               269,696
                                                   ---------             ---------

Gross profit                                         185,646               179,797

Operations:
  General and administrative                         292,575               316,156
  Non cash payment of legal fees                                             5,000
  Depreciation                                         5,000                 8,400
                                                   ---------             ---------
  Total expenses                                     297,575               329,556

Income (loss) from operations
  and before corporate income taxes                 (111,929)             (149,759)

Other income
  Interest income                                      2,151                 2,371
                                                   ---------             ---------
Total other income                                     2,151                 2,371

Net income (loss)                                  $(109,778)            $(147,388)
                                                   =========             =========

Net income (loss)  per share -basic                $   (0.05)            $   (0.03)
                                                   =========             =========
Number of shares outstanding-basic                 2,000,000             5,077,400
                                                   =========             =========

                             WOLFPACK CORPORATION

               COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS

                                                            For the three months    For the three months
                                                            ended Sept. 30, 1998    ended Sept 30, 1999
                                                                  Unaudited               Unaudited
                                                            --------------------     -------------------
Revenue                                                              $  167,096               $  133,374

Costs of goods sold                                                      88,953                   83,295
                                                                     ==========               ==========

Gross profit                                                             78,143                   50,079

Operations:
   General and administrative                                           183,281                  101,914
   Depreciation                                                           2,000                    4,200
                                                                     ----------               ----------
Total expenses                                                          185,281                  106,114

Income (loss) from operations and before corporate taxes               (107,138)                 (56,035)

Other income
  Interest income                                                         1,039                      983
                                                                     ----------               ----------
Total other income                                                        1,039                      983

Net income (loss)                                                    $ (106,099)              $  (55,056)
                                                                     ==========               ==========

Net income (loss) per share                                              $(0.05)                  $(0.01)
                                                                     ==========               ==========
Number of shares outstanding-basic                                    2,000,000                5,077,400
                                                                     ==========               ==========

                             WOLFPACK CORPORATION

               COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           For the nine months    For the nine months
                                                          ended Sept. 30, 1998    ended Sept 30, 1999
                                                                Unaudited              Unaudited
                                                          --------------------    -------------------
CASH FLOWS FROM OPERATING
  Net income (loss) per share ACTIVITIES
  Net income (loss)                                                   $ (9,778)             (147,388)
  Non cash payments - legal fees
  Depreciation                                                           5,000                 8,400
Adjustments to reconcile net income (loss) to net cash
  Inventory                                                            (10,677)              (61,135)
  Prepaid expenses                                                                            43,091
  Officer loan receivable                                                                    (94,500)
  Accounts payable                                                      43,792                   (20)
                                                                      --------             ---------
TOTAL CASH FLOWS FROM OPERATIONS                                        28,337              (251,552)

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital contribution of undistributed
    profits of Dina Porter (a sole proprietorship)
  Capital withdrawal
  Purchase of assets
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of stock                                                                              307,740
  Offering expenses                                                                          (35,473)
                                                                                           ---------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                                   272,267

NET INCREASE (DECREASE) IN CASH                                         28,337                20,716
CASH BALANCE BEGINNING OF PERIOD                                        99,520               132,070
                                                                      --------             ---------
CASH BALANCE END OF PERIOD                                            $127,857             $ 152,786
                                                                      ========             =========

                              WOLFPACK CORPORATION
           COMBINED AND CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY

                  Preferred    Preferred       Common      Common     Additional        Retained
Date                Stock        Stock         Stock       Stock    Pain in Capital     Earnings        Totals
----------------------------------------------------------------------------------------------------------------
Issuance of
shares for
 acquisitions            -0-   $      -0-    2,000,000    $ 2,000      $ 281,165                     $   283,165
Net income                                                                                    74              74
                    -------    ---------    ----------    -------      ---------       ---------     -----------
Balance
  December 31, 1998      -0-   $      -0-    2,000,000    $ 2,000      $ 281,165       $      74     $   283,239

Balances 01-04-1999      -0-   $      -0-    2,000,000    $ 2,000      $ 281,165       $      74     $   283,239

Unaudited
Sale of shares                               3,077,400      3,077        304,663                         307,740
Offering expenses                                                        (35,473)                        (35,473)
Net loss                                                                (147,388)       (147,388)
                    -------    ---------    ----------    -------      ---------       ---------     -----------
09-30-1999               -0-   $      -0-    5,077,400    $ 5,077      $ 550,355       $(147,314)    $   408,118

                             WOLFPACK CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accompanying unaudited financial statements of Wolfpack Corporation (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10-SB for the year ended December 31, 1998.

Note 2 - Commitments and Contingencies

Lease Agreements

     On June 26, 1995, Susan H. Coker d/b/a/ Dina Porter entered into a lease agreement for 4,251 square feet of retail space at The Cameron Village Shopping Center at 446 Daniel Street, Raleigh, North Carolina with an unrelated party for a period of 5 years beginning October 1, 1995 and ending September 30, 2000 for a rental of $4,530 per month. The lease requires a security deposit of $4,530. The amount of rent to be paid over the life of the lease is as follows:

          $54,355 per year October 1, 1995 through September 30, 1996 $56,194 per year October 1, 1996 through September 30, 1997 $58,033 per year October 1, 1997 through September 30, 1998 $59,872 per year October 1, 1998 through September 30, 1999 $61,711 per year October 1, 1999 through September 30, 2000

     The Company will pay its pro rata share of ad valorem property taxes on the premises. This will be paid monthly in advance based on estimates of costs for the year. The monthly amounts due for this space is $173.58 for property taxes and $63.76 for insurance. These amounts will be adjusted once a year to reflect the actual pro rata costs for the year.

     AAM occupies office space at 17 Glenwood Avenue, Raleigh, North Carolina 27603.

Note 3 - Inventory

     Inventory has been recorded at the lower of cost or market under the first-in first-out method. At September 30, 1999, inventory of goods available for sale was $60,367 and $121,502 respectively.

Note 4 - Property and Equipment

     Property and Equipment for the Company consisted of the following at September 30, 1999:

                                          Accumulated
                                 Asset    Depreciation  Balance

     Vehicles                   $35,139     $ 7,520     $27,619
     Furniture and fixtures      16,444     $ 8,001     $ 8,443
     Leasehold Improvements       7,358       3,809     $ 3,549
                                -------     -------     -------
     Total                      $58,941     $23,530     $35,411
                                =======     =======     =======

Note 5 - Income Taxes

     Prior to January 4, 1999, the Company's subsidiary, Dina Porter reported income and expenses as a sole proprietorship utilizing Form 1040 Schedule C and reflecting any profit and loss as a component of reportable income of Susan Coker on Form 1040. The Company's subsidiary AAM was inactive for the year ending December 31, 1998.

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 1999, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     The Company's effective tax rate on tax benefits differs from the expected federal tax rate as follows:

     Income tax benefit at statutory rate                  $ 62,148
     Increase in valuation allowance                       $(62,148)
                                                           --------
     Actual income taxes                                   $     -0-

     The Components of the deferred tax assets and
     liabilities are as follows:
     Net operating loss available for carryforward         $ 62,148
                                                           --------
          Total deferred tax assets                        $ 62,148

     Less valuation allowance                              $(62,148)
                                                           --------
        Deferred tax assets, net of valuation allowance    $     -0-
                                                           ========

     At September 30, 1999, the Company has net operating loss carryforward for Federal income tax purposes of $182,787. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The Company recognized no income tax benefit for the loss generated for the nine months ended September 30, 1999. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company's subsidiary AAM has yet to recognize any revenue from operations and Dina Porter will be expending greater amounts of cash to expand operations, increase cash expended for advertising, labor, and other pre opening expenses to open new stores, the Company believes that a full valuation allowance should be provided.

Note 6 -  Earnings per share

     Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding for each period.

Shares used in calculating basic and diluted net income per share were as follows:

                                        Sept 30, 1998       Sept 30, 1999
                                        -------------       -------------

Shares used in calculating per share
amounts - Basic  (Weighted average
common shares outstanding)                2,000,000           5,077,400

Note 7 -  Issuance of Shares of Common Stock

     As of September 30, 1999, the Company offered and sold 3,077,400 shares of common stock for an aggregate cash consideration of $307,740. The Company paid $40,473 as offering expense consisting of $35,473 in cash and issued 50,000 shares of common stock in consideration for an offset of $5,000 in legal expense. The shares of common stock were sold at $0.10 per share.

Note 8 - Segment Information

     Segment information for the Company is as follows:

     The consolidated balance sheet of the Company at September 30, 1999 consists of the balance sheets of AAM as at September 30, 1999 and Dina Porter, Inc. as at September 30, 1999 with the following components:

                                 Balance Sheet
                               September 30, 1999

                           Wolfpack                                                      Wolfpack
                         Corporation        AAM     Dina Porter, Inc.   Adjustments    Corporation
                         --------------------------------------------------------------------------
Current assets
Cash                        $ 79,221      $1,950             $ 71,614                     $ 152,785
Inventory                                                     121,502                       121,502
Officer loan receivable       94,500                                                         94,500
Prepaid expenses                                               14,000                        14,000
                                                             --------                     ---------
Total Current assets         173,721       1,950              207,116                       382,787
Fixed assets                                                   35,411                        35,411
Other assets                                                    5,500                         5,500
Total assets                $173,721      $1,950             $248,027                     $ 423,698
                            ========      ======             ========                     =========

                               Liabilities and stockholders' equity

Current liabilities
Accounts payable                                             $ 15,580                     $  15,580
                                                             --------                     ---------
Total liabilities                                              15,580                        15,580
Stockholders' equity
Preferred stock
Common stock                   3,077       1,000                1,000                         5,077
Additional paid in capital   269,190         860              280,359                       550,355
Retained earnings            (98,546)         90              (48,858)                     (182,787)
                            --------      ------             --------                     ---------
Total stockholders' equity   173,721       1,950              232,411                       408,118
                            --------      ------             --------                     ---------
Total liabilities and
  stockholders' equity      $173,721      $1,950             $248,027                     $ 423,698
                            ========      ======             ========                     =========

Note 9 - Subsequent Events

     Subsequent to the date of the financial statements, the officer loan aggregating $94,500 from Peter Coker was repaid with interest.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company was formed on March 16, 1998, under the laws of the State of Delaware to engage in any lawful act or activity for which corporations may be organized under the general corporation law of the State of Delaware. The Company's principal assets consist of the assets of the Company's subsidiary, Dina Porter, Inc. and the revenues it receives through the sales of products through its one retail store. AAM is currently inactive with no revenues or operating expenses.

Development Stage Activities.

     The following discussion relates to the results of our operations to date, and our financial condition:

The Company

     For the next 12 months, the Company plans to expand the operations of its two subsidiaries Dina Porter, Inc. and AAM. The expansion of the business of Dina Porter, Inc. includes (i) obtaining new customers for the sale of its retail products through its retail store by continuing its marketing efforts through direct mail, advertising and the internet and plans to build Dina Porter's retail merchandising business by opening additional stores in the same geographic area and in other locations in North Carolina. (ii) enhancing its sources for inventory, and (iii) pursuing and assembling a management team to continue the process of completing its marketing goals and to market limited quantities of expanded lines of merchandise.

The Company's subsidiary, AAM, intends to act as a financial adviser and investment advisory services to select companies who have portfolios ranging in size from an ideal number of three to a practical limit of 10 and have clearly defined investment objectives. At the moment, Mr. Coker is the sole employee of AAM and is integral to the success of AAM. However, AAM intends to devote considerable time and efforts to recruiting highly-skilled and experienced individuals. Once recruited, AAM will compensate such individuals and provide incentives to encourage them to remain with AAM. AAM is not registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") due to the exemption from such registration for investment advisers who have fewer than 15 clients in a twelve month period. The Company intends to expand AAM's investment advisory business and will register as an investment adviser under the Advisers Act, when it is required to do so.

     The Company anticipates that with the completion of its limited offerings it will be in a position to complete its expansion activities and expand its operations. The Company anticipates that its results of operations may fluctuate for the foreseeable future for Dina Porter due to several factors, including whether and when new products are successfully integrated and accepted by Dina Porter's present clientele and targeted market for new stores, continued market acceptance of current products, competitive pressures on pricing, and changes in the mix of products sold. Operating results would also be adversely affected by a downturn in the market for current products. Because the Company is continuing to increase its operating expenses for personnel and other general and administrative expenses, the Company's operating results would be adversely affected if its sales did not correspondingly increase. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

     Although Dina Porter has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

     The Company anticipates that its results of operations may fluctuate for the foreseeable future for AAM due to several factors, including whether and when new services are successfully integrated and accepted by AAM's targeted market of potential clients, market acceptance of initial and planned services, competitive pressures on pricing, and changes in the mix of services offered. Operating results would also be adversely affected by a downturn in the market for current services and volatility in the financial markets and changes in the regulated environment. Because the Company is continuing to increase its operating expenses for personnel and other general and administrative expenses, the Company's operating results would be adversely affected if its income did not correspondingly increase. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

     AAM is a development stage enterprise with no activity for the year ended December 31, 1998 and for the nine months ended September 30, 1999. During this period, management has devoted the majority of its efforts to developing its marketing philosophy and market strategy, obtaining new clients for its services, pursuing and assembling a management team to continue the process of completing its marketing goals, obtain sufficient working capital through loans and equity through limited offerings. These activities were funded by the Company's management and investments from stockholders.

     Dina Porter is an operating entity with business operation going back to 1995 and with increased revenue for the year ended December 31, 1998 and for the nine months ended September 30, 1999. During this period, management has devoted the majority of its efforts to developing its marketing philosophy and market strategy, obtaining new customers for its products, enhancing its sources for inventory, pursuing and assembling a management team to continue the process of completing its marketing goals, market quantities of products, obtain sufficient working capital through loans and equity through limited offerings. These activities were funded by the Company's management and investments from stockholders

Results of Operations for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

     For the nine months ended September 30, 1999, AAM was inactive.

     For the nine months ended September 30, 1999, the Company generated net sales of $449,493 as compared to $452,551 for the nine months ended September 30, 1998 representing an decrease of $3,058 or 1%. The Company's cost of goods sold for the nine months ended September

30, 1999 was $269,696 or 60.0% as compared to $266,905 or 58.9% for the nine months ended September 30, 1998. The Company's gross profit on sales was $179,797 or 40.0% for the nine months ended September 30, 1999 as compared to $185,646 or 41.0% for the nine months ended September 30, 1998. The decrease in gross profit is the result of a change in the mix of products sold having a higher cost of goods versus the aggregate costs of the products sold during the same nine month period ending September 30, 1998.

     The Company's general and administrative costs aggregated approximately $316,156 for the nine months ended September 30, 1999 as compared to $192,575 for the nine months ended September 30, 1998 representing an increase of $123,581. This increase represents increased spending for advertising, sales help and costs of handling credit cards. Expenses include $94,125 in expenses allocated to the parent company Wolfpack and $222,031 in expenses incurred by Dina Porter. A breakdown of expenses for Dina Porter disclose $44,574 for rent and real estate taxes; $24,363 in office expenses; bank charges of $9,427; $15,476 in promotion expenses; $8,101 in shipping expenses; $74,424 in payroll and payroll taxes; and $46,666 in advertising expenses.

Liquidity and Capital Resources.

     The Company increased cash by $115,215 from a balance of $132,070 at January 4, 1999 to $284,722 at September 30, 1999 through the process of receiving net cash from the sale of $272,267 in shares of common stock. The Company increased working capital by $133,279 from a balance of $233,928 at January 4, 1999 to $367,207.

     The Company expended an aggregate of $251,938 and 316,156 for operating expenses for the year ended December 31, 1998 and for the nine months ended September 30, 1999 and expended $35,139 for a new vehicle for Dina Porter and a capital withdrawal of $7,500 while Dina Porter was operating as a sole proprietorship for the year ended December 31, 1998. Dina Porter expended $61,135 to increase inventory for the nine months ended September 30, 1999.

     Known trends, events or uncertainties that could be reasonably likely to have a material adverse effect on the businesses of Dina Porter, AAM and the Company and may thereby materially impact the Company's short-term or long-term liquidity and/or net sales, revenues or income from continuing operations are seasonality of sales for Dina Porter and the continuation of inventory from present and future vendors at prices that will permit Dina Porter to operate at the current or improved gross profit levels; Federal Securities regulations that may effect the ability the ability for AAM to complete its marketing strategy and a favorable environment in which AAM will conduct its consulting activities.

     Management believes that it will be able to fund the Company from the proceeds of the recently closed limited offering and private offering and through positive cash flows from Dina Porter until the Company has developed the business of AAM and is experiencing positive cash flows.

     Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

Year 2000 Issues

     The Company has completed its assessment of Year 2000 compliance with respect to its products that are currently being sold to customers and has concluded that all significant products are compliant. With respect to third parties, the Company is in the process of identifying and contacting its significant suppliers to determine the extent to which the Company may be vulnerable to such third parties' failure to address their own year 2000 issues. As a result, the Company's assessment will be substantially dependent on information provided by third parties. The Company expects to materially complete this assessment process by the third quarter of this fiscal year. Based upon the Company's current estimates, additional out-of-pocket costs associated with its Year 2000 compliance are expected to be immaterial. Such costs do not include internal management time, which is not expected to be material to the Company's results of operations or financial condition.

     The Company believes that its most significant risk with respect to Year 2000 issues relates to the performance and readiness status of third parties. As with all manufacturing and wholesale companies, a reasonable worst case Year 2000 scenario would be the result of failures of third parties (including without limitation, governmental entities, utilities and entities with which the Company has no direct involvement) that negatively impact the Company's inventory supply chain or ability to provide products to customers or the ability of customers to purchase products, or events affecting regional, national or global economies generally. The impact of these failures cannot be estimated at this time; however, the Company is considering contingency plans to limit, to the extent possible, the financial impact of these failures on the Company's results of operations. Any such plans would necessarily be limited to matters over which the Company can reasonably control.

                         PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

     None


Item 2.   Changes in Securities

     From June 1999 to September 30, 1999, the Company sold 362,400 shares of its common stock, $.001 par value, aggregating $36,240.00 to seventeen (17) persons, three (3) of whom purchased shares of the Company's common stock in the Company's Rule 504 Offering which closed on April 6, 1999. The shares of common stock were offered and sold at a price of $.10 per share, pursuant to Rule 506 of Regulation D (the "Rule 506 Offering"), as promulgated under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). All the persons who purchased shares of the Company's common stock in the Rule 506 Offering are aware that the shares are restricted under the Securities Act and that the shares must be held indefinitely until the shares are registered under the Securities Act or an exemption from registration is available. The Rule 506 Offering closed on September 30, 1999. The Company has not raised more than an aggregate of $1,000,000 between the Rule 504 Offering and the Rule 506 Offering and shares of the common stock have not been sold to more than thirty-five (35) non-accredited investors.

Item 3.   Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WOLFPACK CORPORATION


Date: November 12, 1999                 By: /s/ Peter L. Coker, Sr.
                                            -----------------------
                                            Peter L. Coker, Sr.
                                            President, Treasurer, Chief
                                            Financial Officer and Director