Form 10KSB
period 1999-12-31
WOLFPACK CORP
filed 2000-04-14
CIK 1085258

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)
    [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   For Fiscal Year Ended: December 31, 1999

                                      OR

    [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


          Commission file number   000-26479
                                -------------------------------------

                             Wolfpack Corporation
                  -------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

                 Delaware                            56-2086188
     ----------------------------------         ----------------------
        (State or other jurisdiction                (IRS Employer
      of incorporation or organization)           Identification No.)


     17 Glenwood Avenue, Raleigh, North Carolina         27603
   ----------------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)

Issuer's telephone number  (919) 831-1351
                          ----------------------

Securities registered under Section 12(b) of the Act:  None
                                                      -----------------

Securities registered under Section 12(g) of the Act: Common Stock, par value
                                                      -----------------------
$.001 per share
---------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes   X
                                                                         -----
No  _____

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year: $652,385
                                                               -------

     As of April 12, 2000, there were 5,311,400 shares of the registrant's common stock, par value $0.001 issued and outstanding. Of these 2,156,400 shares are held by non-affiliates of the registrant. The registrant's common stock has never traded on any public market. The market value of securities held by non-affiliates is $323,460 based on an assumed market value per share of $0.15 based on the most recent sale price per share of the registrant's common stock on October 15, 1999.

Transitional Small Business Disclosure Format (check one):
Yes______;  No  X
              -----


                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act") -- N/A.
         ---

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

Item Number and Caption                                                                        Page
-----------------------                                                                        ----
       Special Note Regarding Forward-Looking Statements......................................    4

 PART I

   1.  Description of Business................................................................    4

   2.  Description of Property................................................................   16

   3.  Legal Proceedings......................................................................   16

   4.  Submission of Matters to a Vote of Security Holders....................................   16


 PART II

   5.  Market for Common Equity and Related Stockholder Matters................................   17

   6.  Management's Discussion and Analysis of Financial Condition and Results of Operations...   19

   7.  Financial Statements....................................................................   25

   8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....   25

 PART III

   9.   Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act......................................   26

   10.  Executive Compensation.................................................................   27

   11.  Security Ownership of Certain Beneficial Owners and Management.........................   28

   12.  Certain Relationships and Related Transactions.........................................   29

   13.  Exhibits and Reports on Form 8-K.......................................................   30

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 1999 discusses financial projections, information or expectations about the products or markets of the Company (as defined herein), or otherwise makes statements about future events, such statements are forward-looking. The Company is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" commencing on page 22.

          In addition, the Company disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

--------------------------------------------------------------------------------

                       PART I   DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------

Item 1.  Description of Business.

     (a)  Business Development.

          Wolfpack Corporation, a Delaware corporation (the "Company"), was formed on March 16, 1998 to engage in any lawful act or activity for which corporations may be organized under the Delaware General Corporation Law ("DGCL"). On May 14, 1998, the Company formed Wolfpack Subsidiary Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (the "Subsidiary"), in order to effectuate and complete acquisitions of AAM Investment Council, Inc. ("AAM") and Dina Porter, Inc. ("Dina Porter"). (Unless expressly stated otherwise, all references to the Company hereinafter shall be deemed to include the Subsidiary. The acquisition of AAM hereinafter shall be referred to as the "AAM Acquisition" and the acquisition of Dina Porter hereinafter shall be referred to as the "Dina Porter Acquisition." Together the AAM Acquisition and the Dina Porter acquisition hereinafter shall be referred to as the "Acquisitions").

          On January 4, 1999, the Company and the Subsidiary entered into two acquisition agreements, one with AAM (the "AAM Acquisition Agreement") and the other with Dina Porter (the "Dina Porter Acquisition Agreement") (collectively the "Acquisition

     Agreements"). Under the terms of the Acquisition Agreements, the Company
     (i) acquired all of the issued and outstanding stock of AAM from the AAM shareholders in exchange for 1,000,000 shares of the Common Stock of the Company, and (ii) acquired all of the issued and outstanding shares of stock of Dina Porter from the Dina Porter shareholders in exchange for 1,000,000 shares of the Company's common stock, par value $.001(the "Common Stock"). The shares of Common Stock issued to the shareholders of AAM and Dina Porter were issued pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(2). As a result of the Acquisition, AAM, which was formed under Pennsylvania law on February 15, 1990, and Dina Porter, which was formed under North Carolina law on May 8, 1998 became the wholly-owned subsidiaries of the Company.

     (b)  Business of the Company.

     (1)  Principal Products or Services and their Markets.

     (i)  The Company.
          -----------
          The Company is a holding company, the principal assets of which consist of the capital stock of each of AAM and Dina Porter. The Company conducts no business on its own independent of AAM and Dina Porter. For financial information on the operations of the Company's lines of business, see the Combined and Consolidated Financial Statements commencing on page F-1 and the notes thereto.

     (ii) AAM
          ---

          The business in which AAM engages is the provision of investment advisory services. AAM currently has no active clients but it is presently in discussions with four (4) prospective clients. Management has devoted the majority of its efforts to (i) developing its marketing philosophy and market strategy, (ii) obtaining new clients, (iii) pursuing and assembling a management team to complete its marketing goals, and (iv) obtaining sufficient working capital through loans and equity through private placement offerings. These activities have been funded by the Company's management and investments from stockholders. Among the services that AAM has offered since its formation by management in 1990 has been portfolio management designed to achieve unique investment objectives. AAM seeks to act as a financial adviser to select companies in order to: (i) provide financial advice and consulting on an everyday basis according to a company's needs; (ii) analyze certain historical and pro forma financial information pertaining to the operation of a company; (iii) perform due diligence on a company, its industry, markets and operations as well as on the principals involved to the extent that AAM deems prudent; (iv) assist in the preparation of financial pro formas or other presentation documents to the extent requested by a client to assist in the structuring, negotiation, documentation and placement of financing; (v) use its best efforts to identify and contact qualified private, institutional and industry investors or their representatives regarding the financing and to make introductions regarding the same; (vi) under the direction of a client, advise and assist in the negotiations and structuring of such financing with potential investors; and (vii) assist in the closing of the financing with the potential investors. At the current time, AAM does not have the resources or personnel to assist a client in a large financial transaction. AAM does have the capabilities of assisting with structuring, negotiation, preparation of documentation, and placement of financing of a small to medium-size equity, debt or sub-debt raise in the range of one million dollars to thirty million dollars.

          AAM can service any size investment advisory client as long as such client has no more than ten portfolios. The ideal client of AAM has one to three portfolios and clearly defined investment objectives.

          The criteria that AAM looks for in selecting a client are those listed above and reiterated below:

          1.   A small to medium-size client.

          2. A client looking for financial consulting assistance on a small to medium-size transaction. (Debt, equity or sub-debt raise)

          3. A small company that needs "start-up" financial consulting assistance.

          4. An investment advisory client that has or is willing to create clearly defined investment objectives.

          5.   An investment advisory client with one to three portfolios.

          Market for AAM's Services
          -------------------------

          The market for AAM and the kind of companies that will engage the services of AAM are the "start-up" and the small to medium-size company. They do not have to be in a specific industry, but they need to require financial consulting services such as:

          1. Provide financial advice and consulting on an everyday basis according to a company's needs.

          2. Analyze certain historical and pro forma financial information pertaining to the operation of a company.

          3. Perform due diligence on a company, its industry, markets and operations as well as on the principals involved.

          4. Assist in the preparation of financial pro formas or other presentation documents to the extent requested by a client to assist in the structuring, negotiation, documentation and for the offering.

          5. Use its best efforts to identify and qualify private, institutional and industry investors or their representatives regarding the financing and to make introductions regarding same.

          6. Under the direction of the client, advise and assist in the negotiations and structuring of such financing with potential investors.

          7. Assist in the closing of the financing with the potential investors.

          In the investment advisory business, AAM's potential clients will be high net worth individuals, small companies or institutional investors.

          AAM's relationship with a client that needs financial advisory services with a specific transaction would generally last about three or four months, and AAM would get a specific fee only for completing the transaction. Usually, 1% of the total transaction for raising debt, 3% of the total transaction for raising sub-debt, and 5% of the total transaction for raising equity.

          For an investment advisory client that wants a specific portfolio structured and managed, AAM would charge fees to that client as follows:
     1/4 of 1% of the total assets per year for a debt portfolio, billed quarterly, or 3/4 of 1% of the total assets per year for an equity portfolio, billed quarterly. The investment advisory client could stay with AAM for a period as short as six months or indefinitely, depending on the client's objective. The term "portfolio" refers to the combined holding of more than one stock, bond, commodity, real estate investment, cash equivalent, or other assets by an investor.

          AAM's Marketing Strategy
          ------------------------

          Most of AAM's marketing will be done by word of mouth. Advertising is not a very effective way to obtain business as it is expensive (over time) and it can only be done on a small regional basis unless a great deal of money is expended. Therefore, there will only be a small amount of targeted advertising done. AAM's marketing will take place with accounting and legal firms. These are the most likely types of professionals that would refer business of the size and type that would be appropriate for AAM. Establishing contacts with these firms would be accomplished first. This would be done with breakfast or lunch meetings first with the partners of legal and accounting firms and then meetings with other members of the firm.

          Financial consultants and other professional consultants would be the second leg of a marketing program. Again, most of this would be accomplished in one-on-one or small group meetings. Over time, this type of marketing should build confidence and increase their comfort factor to the point of recommending AAM to their clients.

          Expansion of AAM
          ----------------

          Mr. Coker is the sole employee of AAM and at the moment is integral to AAM's success. However, AAM is going to devote considerable time and efforts to recruiting highly-skilled and experienced individuals. Once recruited, AAM will compensate such individuals and provide incentives to encourage them to remain with AAM. AAM intends to hire one person within the next six (6) months at a yearly salary of approximately $75,000. Thereafter, AAM will evaluate its needs for additional personnel and hire such personnel accordingly.

          To date, AAM's investment advisory services have been limited. AAM is not registered with the Securities and Exchange Commission (the "SEC") as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") due to the exemption from such registration for investment advisers who have fewer than 15 clients in a twelve month period. The Company intends to expand AAM's investment advisory business and will register as an investment adviser under the Advisers Act, when it is required to do so.

     (ii) Dina Porter

          The business in which Dina Porter engages is the operation of a retail store which specializes in contemporary clothing, jewelry and fine crafts. Dina Porter specializes in contemporary clothing for women ranging from sizes XS to 3X and in fine gifts. Dina Porter carries clothing, gifts and crafts that are "Made in America". The clothing is unconstructed, offering maximum comfort, and is easy to care for, while using top fabrics such as linen, silk and chiffon. Dina Porter carries casual to wedding attire and certain lines can be custom ordered. Dina Porter carries over 100 lines of clothing, but only carries two or three items per style.

          The term "contemporary" refers to more modern in character as opposed to early American, traditional, or other older styles. Since all the craftsmen and clothing designers of the products that Dina Porter carries are living, their work represents newer looks in the art and crafts world. The work is simpler, less cluttered - all represented by the word "contemporary."

          The term "fine," with respect to "fine crafts and clothing" refers to a better quality of workmanship and style. Since pieces are made in America by contemporary craftsmen and designers, using limited edition materials, the work is more refined than found where price is a greater issue than quality. Fine also refers to a refined quality - exceptional, not commonplace.

          The term "unconstructed" is a term in the clothing industry that refers to clothing which is not highly defined in size. Unconstructed clothing is generally sized as small/medium and medium/large instead of size 6, 10, 12 or 18 etc. Since there are usually no definite seams or waistbands to limit the wearer to a specific size, more than one size or shape woman can wear the same garment. For example, shoulder seams do not fall exactly on the shoulder, but drop; waistbands are elastic, and hems tend to be much longer than on clothing that is more traditional. Comfort is as important as the look of the clothing.

          In addition to clothing, Dina Porter carries a wide selection of accessories including scarves, hats, purses and limited edition jewelry. The scarves that Dina Porter carries are usually one-of-a-kind, hand painted silk. The jewelry carried consists of gold, silver, metal and modern art pieces. For fine gifts, Dina Porter offers table pieces of hand blown glass, clocks, hand-thrown pottery, perfume bottles, picture frames and kaleidoscopes. Dina Porter does carry one line of gifts that is an exception to the "Made in America" rule. That line is Halcyon Days, the English Battersea Boxes that are considered to be highly desirable as collectibles. Halcyon Days handmade enamel boxes are imported from Great Britain. The manufacturer of the boxes was founded during the reign of Queen Victoria, and is located in Bilston, England. Each box is made of copper, covered in enamel, and then hand painted. The boxes are carried by some of the most prestigious retailers in the USA including Tiffany's, Neiman Marcus, Gumps, and Scully and Scully. Many of their editions are limited, and collectors seek outdated boxes as well as the year boxes (e.g., Mother's Day 1999, Valentine's Day 1999). Dina Porter provides a unique service by customizing the inside of these boxes.

          The market for Dina Porter is the upscale customer (primarily female) living in Raleigh, Chapel Hill, and Durham, North Carolina area (i.e., the Research Triangle) and also the tourists who come to the capital city of Raleigh. The upscale customer, a person who has more disposable income than the average consumer, is our target market: since our clothing and crafts are handmade in America and thus not produced abroad for pennies on the dollar, the cost is greater and thus the end market for these goods is more limited. Upscale customers are more easily able to afford both this clothing and American crafts which are more expensive to produce than visually comparable items that are imported from third world countries and the Far East where labor costs are so much less. The clothing and fine crafts carried by Dina Porter are not usually available to other stores in the area, as the suppliers are smaller, more "mom and pop" vendors rather than large manufacturers. Thus, the customers who come to the store appreciate the fact that the items offered are not readily available elsewhere in the area. In addition, Dina Porter is focusing on increasing its sales through the Internet by way of its eleven (11) page web site.

          There are definite seasonal effects on sales due to the nature of the retail business. However, the mixture of hard goods (i.e., crafts) and soft goods (clothing) help minimize any downturn in economic cycles experienced by stores having only one or the other type of goods. For example, Christmas is not a peak season for clothing, whereas September through mid-November are, but by late November the hard goods pick up and help outweigh any downswings found in the clothing industry. Usually the worst two months of the year for retail sales are January and July, but that is typical throughout the retail industry.

          Susan H. Coker is the founder and full time employee of Dina Porter. She does the buying, ordering and is responsible for the daily operations. Her other employees often assist in the buying and focus on the selling part of the store, i.e., the customer contact.

          Dina Porter has conducted this line of business since its inception by Susan H. Coker in 1983 as a Pennsylvania sole proprietorship, in 1995 as a North Carolina sole proprietorship and as a North Carolina corporation in 1998. The Company plans to build Dina Porter's retail merchandising business by opening additional stores in the same geographic area and in other locations in North Carolina. Dina Porter intends to open an additional location in Chapel Hill, North Carolina within the next twelve
     (12) months, in a retail space of approximately 2,000 square feet. After opening the second location, Dina Porter and the Company will evaluate the possibility of opening additional branches in other parts of North Carolina. Dina Porter intends to pay no more than $20.00 per square foot and estimates that one time set-up costs will be approximately $25,000.

     (2)  Distribution Methods of the Products or Services.

          Prior to the AAM Acquisition, AAM's investment advisory services have been limited. AAM targeted only select clients via word of mouth and had fewer than 15 clients in a twelve month period. The Company intends to focus its efforts on enlarging its client base. Until recently, AAM has had a few clients every year. The optimum number of clients in the past has been three (3) to four (4) clients a year. Prior to the Dina Porter Acquisition, former management relied on local and Internet advertising, as well as "word of mouth". The Company seeks to expand the business of AAM and Dina Porter by increasing sales and marketing efforts to attain significant penetration into targeted areas.

          Dina Porter is constantly working on increasing sales in many directions. Their advertising budget increases yearly, and Susan Coker stresses the importance of customer retention with the sales staff. In the Spring of 1999, several in-house fashion shows were held, with a percentage of proceeds going to the charitable group that sponsored the show. These proved very successful and Dina Porter plans to continue them in the future. The web site is another way to expand, and Dina Porter will be one of two key retailers mentioned on Citysearch's retail page over the ten week period during the Fall/Winter 1999-2000 season. Dina Porter's semi-annual newsletter is mailed to over a 3,000 customer base and reminds customers of what is current in both fashion and crafts.

          The web site for Dina Porter is maintained by Susan H. Coker and her staff, in addition to backup provided by Citysearch. Due to the limited amount of any of the crafts and clothing sold by Dina Porter, it is not possible or practicable to display the products or post the prices on the website, since the product may not be available at the time the web site is viewed. The photos of the products that are displayed on the website are representative of the products Dina Porter carries. The Website invites viewers to visit, telephone, or e-mail Dina Porter with inquiries.

          Once a customer contacts Dina Porter via e-mail (which is contained in the website) or by the "800" toll free number, the staff at Dina Porter discuss the customer's needs. Dina Porter will then e-mail photographs of the current products in stock to the customer. If Dina Porter has what the customer wants, the merchandise is shipped directly to the customer via UPS (Dina Porter maintains an account with UPS, which comes twice daily). Dina Porter has purchased a digital camera in order to photograph merchandise and e-mail it to a customer for viewing.

          As most aspects of AAM's business will be dependent on highly skilled and experienced individuals, AAM will devote considerable efforts to recruiting and compensating such individuals and to providing incentives to encourage them to remain with AAM. Further, approximately sixteen and one-half (16.5%) percent of the proceeds derived from the March 26, 1999 limited offering of the Company's common stock (the "Offering") have been targeted for sales and marketing efforts and approximately fifty-eight (58%) percent of the $271,500 raised by the Offering have been targeted for the acquisition and expansion of AAM and Dina Porter.

     (3)  Status of any publicly announced new product or service.

          There have been no publicly announced new products or services by the Company, AAM or Dina Porter.

     (4) Competitive Business Conditions and the Company's Competitive Position in the Industry and Methods of Competition.

     (i)  The Company.
          -----------

          The Company is not aware of any competition that it may have from other holding companies. However, AAM and Dina Porter do have significant competition in their respective industries.

     (ii) AAM.
          ---

          AAM will encounter intense competition in all aspects of its business and will compete directly with many full service securities firms, a significant number of which (x) offer their customers a broader range of financial services including investment advisory services, (y) have substantially greater resources and (z) may have greater operating efficiencies. In addition, a number of firms offer investment advisory services which are incidental to their other services and do not charge any commission for this type of service.

     Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and individual brokerage business. The possible increase of this discounting could adversely affect AAM.

          Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the services and products presently provided by investment advisers and securities firms. In addition, certain large corporations and banks have entered the securities industry by acquiring securities firms, which offer investment advice. While it is not possible to predict the type and extent of competitive services which banks and other institutions ultimately may offer to customers, AAM may be adversely affected to the extent those services are offered on a large scale.

     (iii) Dina Porter.
           -----------

          The specialty retail industry is highly competitive and fragmented. Specialty retail means that the products offered are not available in lower to mid-end department stores or from mass merchandisers. The clothing and craft suppliers are usually smaller and create fewer products to sell at a higher price. This duality of a more limited quantity and higher price attracts the customer who prefers a more exclusive look and is willing to pay for the exclusivity. Dina Porter competes with large specialty retailers, traditional and better department stores, national apparel chains, designer boutiques, individual specialty apparel stores and direct marketing firms. Dina Porter competes for customers principally on the basis of quality, assortment and presentation of merchandise, customer service, store ambience, sales and marketing programs and value. Dina Porter competes for quality merchandise and assortment principally based on relationships with designer resources and purchasing power. Most of Dina Porter's competitors are larger and have greater financial resources than the Company. Certain of Dina Porter's merchandise resources have established competing free-standing retail stores in the same vicinity as Dina Porter.

     (5) Sources and Availability of Raw Materials and the Names of Principal Suppliers.

          None of the Company, AAM nor Dina Porter utilizes raw materials in its respective business. The closest comparison to the utilization of raw materials is the reliance by Dina Porter on designers of quality and fashionable merchandise. The Company has no guaranteed supply arrangements with its principal merchandising sources. The Company's success is dependent in part upon initiating and maintaining strong relationships with designers and that such designers will continue to meet Dina Porter's quality, style and volume requirements.

     (6)  Dependence on one or a few major customers.

          Neither the Company nor Dina Porter depends on one or a few major customers. AAM, historically, has targeted only selected companies and has had fewer than 15 clients in any twelve month period. Currently, AAM is in discussions with four (4) potential clients. The loss of any client could have a material adverse effect on its business. However, the Company has targeted the build-up of the AAM client base as part of its business plan.

     (7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

          None.

     (8)  Need for any Government Approval of Principal Products or Services.

     (i)  The Company.
          -----------

          The Company is a holding company and does not need any Government approval of any principal products or services. It may be noted that effectiveness of this Form 10-SB, clearance of all comments on the Form 10-SB by the Securities and Exchange Commission and approval of Form 211 as filed with the NASD are prerequisites of the Company's common stock being quoted on the National Association of Securities Dealers Over The Counter Bulletin Board (the "Bulletin Board").

     (ii) AAM
          ---

          AAM is not presently awaiting any governmental approval for its services. Note that AAM is not registered with the SEC as an investment adviser under the Advisers Act due to the exemption from such registration for investment advisers who have fewer than 15 clients in a twelve month period. The Company intends to expand AAM's investment advisory business and will register as an investment adviser under the Advisers Act, when it is required to do so.

          Assuming that a determination is made that AAM is no longer exempt from registration under the Advisers Act, it will be required to register with the SEC and/or potentially with the state in which it is located or intends to conduct business. Jurisdiction over investment advisers is allocated between the states and the federal government based generally upon the amount of assets the investment advisor has under management.

          Benefits to a client of an investment advisor registering under the Advisers Act include the receipt of certain current audited financial information and other non-financial information. As a public reporting company, AAM already will be preparing audited financial statements and providing non-financial disclosure to the investing public.

     Therefore, AAM does not view the preparation and updating of the Form ADV to be an onerous responsibility.

          There is no requirement for investment advisers to pass any examination or to meet any qualification requirements based on training. However, all investment advisers are subject to restrictions against engaging in fraudulent, deceptive or manipulative acts or practices and such activities could result in the adviser being barred from registration or being subject to remedial sanctions after registration. To register, AAM would file a Form ADV in triplicate and submit with it a registration fee of approximately $150. As AAM would probably request the assistance of an attorney to complete this filing on its behalf, AAM anticipates incurring several hundred dollars in attorney's fees.

          Form ADV consists of a two part application which provides the SEC with information regarding the educational and business background and the business practices of the investment adviser and of those who control the investment adviser. An investment adviser must include an audited balance sheet with Form ADV where it (i) retains custody of client funds or securities or (ii) requires prepayment of advisory fees six months or more in advance and in excess of $500 per client.

          Within 45 days after Form ADV is filed, the SEC should grant registration or begin proceedings to deny the registration. Grounds for denial are where the SEC finds that the investment adviser has committed prohibited acts and, therefore, denial is in the public interest.

          In order for the investment adviser to remain in good standing, the Advisor's Act requires the investment adviser, among other things, to:

          1. keep Form ADV current by filing periodic amendments whenever any information previously reported becomes inaccurate;

          2. file a brief report on Form ADV-S within 90 days of the end of each fiscal year (along with an audited balance sheet when applicable); and

          3. comply with the "brochure rule" which requires most investment advisers to provide clients and prospective clients with information about the investment adviser's business practices and educational and business background. Part II of Form ADV can be used for this purpose.

          As previously stated, all investment advisers are subject to restrictions against engaging in fraudulent, deceptive or manipulative acts
     or practices.   Registered investment advisers are subject to remedial
     sanctions including censure, limitations on their operations, suspension for a period not exceeding 12 months, and revocation for, among other things, willfully violating or aiding or abetting a violation of the Securities Act of 1933, the Securities Exchange Act of 1934, the Investment Company Act of 1940 or the Advisers Act.

     (iii)  Dina Porter
            -----------

          Dina Porter does not need any Government approval of any principal products or services. It may be noted that a facility's operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar costs over which the Company has no control. Some of Dina Porter's personnel may be paid at rates based on the federal minimum wage. As a result, increases in the minimum wage may result in an increase in Dina Porter's as well as in the Company's labor costs.

     (9)  Effect of Existing or Probable Governmental Regulations on the
          Business.

          The business of AAM, the investment advisory industry and securities industry generally, are subject to extensive regulation at both the federal and state levels. Failure to comply with any of these laws, rules or regulations could result in fines, suspension or expulsion, which could have a material adverse effect upon AAM as well as the Company. As previously stated, increases in the minimum wage may result in an increase in the Dina Porter's as well as the Company's labor costs.

     (10) Estimate of the amount spent during each of the last two fiscal years on research and development activities, and the extent to which the cost of such activities are borne directly by customers.

          Since the Company's inception in 1998, the Company has incurred no research and development expense. Neither Dina Porter nor AAM has incurred corporate research and development expense since the Company's acquisition of them in January 1999. It may be noted that AAM incurs certain research expenses as a part of conducting its investment advisory services and passes these expenses along to its client. However, this type of daily activity is part of the very foundation of the service which AAM provides and should be differentiated from the research and development expenses incurred in overall technology or product development.

     (11) Costs and effects of compliance with environmental laws (federal, state and local).

          None of the Company, AAM nor Dina Porter is impacted directly by the costs and effects of compliance with environmental laws.

     (12) Number of total employees and number of full time employees.

          As of the date of this filing, the Company had no full-time employees. As of the date of this filing, AAM had one (1) full-time employee and Dina Porter had nine (9) employees, two (2) of whom are full-time and seven (7) of which are part-time.


--------------------------------------------------------------------------------

                       ITEM 2.  DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------------

          The Company, the Subsidiary and AAM maintain their executive and administrative offices at 17 Glenwood Avenue, Raleigh, North Carolina 27603. Dina Porter leases store space comprised of approximately 4,251 square feet in the Cameron Village Shopping Center, Daniels Street, Raleigh, North Carolina. The lease agreement for the premises is from a five year period from October 1, 1995 to September 30, 2000. As rent, Dina Porter presently pays the greater of (i) the base minimum monthly rent of $4,989.33 or (ii) 6% of gross sales. In addition, Dina Porter pays its pro rata share of ad valorem property taxes on the premises, its pro rata portion of insurance and Cameron Village Merchants Association marketing fund dues. The annual rent for the premises paid by Dina Porter from October 1, 1995 through September 30, 2000 is as follows:

          $54,355 for the year of October 1, 1995 through September 30, 1996 $56,194 for the year of October 1, 1996 through September 30, 1997 $58,033 for the year of October 1, 1997 through September 30, 1998 $59,872 for the year of October 1, 1998 through September 30, 1999 $61,711 for the year of October 1, 1999 through September 30, 2000


--------------------------------------------------------------------------------

                          ITEM 3.  LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

          None.

--------------------------------------------------------------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

          None.

--------------------------------------------------------------------------------

                                    PART II

                       ITEM 5.  MARKET FOR COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

     (a)  Market information.

          There is no public trading market on which the Company's common stock is traded. The Company has filed a Form 211 with the National Association of Securities Dealers ("NASD") in order to allow the quotation of the Company's Common Stock on the Over-the-Counter Bulletin Board ("Bulletin Board"). The Company's 2,715,000 shares of Common Stock sold in April 1999 may trade on the Bulletin Board under the symbol "WOLF", if available. The 1,500,000 shares of Common Stock held by Peter Coker and Susan Coker can be sold pursuant to Rule 144 ("Rule 144") under the Securities Act of 1933, as amended, after satisfying all holding periods and other requirements imposed by Rule 144. Peter and Susan Coker gifted an aggregate of 500,000 shares to three (3) persons in August 1999. The holding period of the shares gifted by Susan and Peter Coker is attributable to the three (3) recipients under Rule 144, however, the shares can only be sold pursuant to Rule 144, after satisfying all holding periods and other requirements imposed by Rule 144.

          The 596,400 shares of the Common Stock that have been sold pursuant to Rule 506 of Regulation D ("Rule 506"), may be sold pursuant to Rule 144 after satisfying all holding periods and other requirements imposed by Rule 144.

     (b)  Holders.

          There are approximately ninety-eight (98) record holders of common equity.

     (c ) Dividends.

          As of the date hereof, no cash dividends have been declared on the Common Stock. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, if any, holders of Common Stock are entitled to receive ratably, dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. Under the DGCL, the Company may only pay dividends out of capital and surplus, or out of certain enumerated retained earnings, as those terms are defined in the DGCL. The payment of dividends on its common stock is, therefore, subject to the availability of capital and surplus or retained earnings as provided in the DGCL.

     (d)  Recent sales of securities.

          On January 4, 1999, the Company and the Subsidiary entered into two acquisition agreements, one with AAM (the "AAM Acquisition Agreement") and the other with Dina Porter (the "Dina Porter Acquisition Agreement") (collectively the Acquisition Agreements"). The terms of the Acquisition Agreements are identical in most respects. Under the terms of the Acquisition Agreements, the Company acquired all the issued and outstanding stock of AAM from the shareholders of AAM, Peter L. Coker, Sr. and Susan H. Coker, in exchange for 1,000,000 shares of the Common Stock of the Company/(1)/, and acquired all the issued and outstanding shares of stock of Dina Porter from its shareholder, Susan H. Coker in exchange for 1,000,000 shares of the Common Stock of the Company. The shares of Common Stock issued to the shareholders of AAM and Dina Porter were issued pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(2).

          In March 1999, the Company offered and sold 2,715,000 shares of its common stock, at a price of $0.10 per share, aggregating $271,500, pursuant to Rule 504 of Regulation D promulgated under the Act (the "Rule 504 Offering"). The Rule 504 Offering closed on April 6, 1999. As part of the Rule 504 Offering, the Company issued to Kaplan Gottbetter & Levenson, LLP, 50,000 shares of the common stock as payment for legal services valued at $5,000 or $.10 per share.

          From June 1999 to September 30, 1999, the Company offered and sold 362,400 shares of its common stock, aggregating $36,240.00 to seventeen
     (17) persons, three (3) of whom purchased shares of the Company's common stock in the Rule 504 Offering. The shares of common stock were offered and sold at a price of $.10 per share, pursuant to Rule 506. The sale of these shares closed on September 30, 1999.

          On October 15, 1999, the Company offered and sold an aggregate of 234,000 shares of its common stock, aggregating $34,350 to three (3) persons, two (2) of who are prior shareholders of the Company. Of these shares, 219,000 were offered and sold at a price of $.15 per share and 15,000 shares were offered and sold at a price of $.10 per shares. The offer and sale of these shares was made pursuant to Rule 506.

          All the persons who purchased shares of the Company's common stock pursuant to Rule 506 are aware that the shares are restricted under the Act and that the shares must be held indefinitely until the shares are registered under the Act or an exemption from registration is available. The Company has not raised more than an aggregate of $1,000,000 between all the sales of shares sold pursuant to Rule 504 and Rule 506 and shares of the common stock have not been sold to more than thirty-five (35) non-accredited investors.


__________________________

     /(1)/ Mr. And Mrs. Coker own these 500,000 shares of stock as tenants by the entirety.

--------------------------------------------------------------------------------

                 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

          The Company was formed on March 16, 1998, under the laws of the State of Delaware to engage in any lawful act or activity for which corporations may be organized under the business corporation law of the State of Delaware. The Company's principal assets consist of the assets of the Company's subsidiary, Dina Porter, Inc. and the revenues it receives through the sales of products through its one retail store. AAM is currently inactive with no revenues or operating expenses.

          For the next 12 months, the Company plans to expand the operations of its two subsidiaries Dina Porter, Inc. and AAM. The expansion of the business of Dina Porter, Inc. includes (i) obtaining new customers for the sale of its retail products through its retail store by continuing its marketing efforts through direct mail and plans to build Dina Porter's retail merchandising business by opening additional stores in the same geographic area and in other locations in North Carolina. (ii) enhancing its sources for inventory, and (iii) pursuing and finding a management team to continue the process of completing its marketing goals and to market limited quantities of expanded lines of merchandise.

          The Company's subsidiary, AAM, intends to act as a financial adviser and provide investment advisory services to select companies who have portfolios ranging in size from an ideal number of three to a practical limit of 10 and have clearly defined investment objectives. At the moment, Mr. Coker is the main employee of AAM and at is integral to everything at AAM. However, AAM is going to devote considerable time and efforts to recruiting highly-skilled and experienced individuals. Once recruited, AAM will compensate such individuals and provide incentives to encourage them to remain with AAM. AAM is not registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act") due to the exemption from such registration for investment advisers who have fewer than 15 clients in a twelve month period. The Company intends to expand AAM's investment advisory business and will register as an investment adviser under the Advisers Act, when it is required to do so.

          The Company anticipates that with the completion of its private placement offering it will be in a position to complete its expansion activities and expand its operations. The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products are successfully integrated and accepted by Dina Porter's present clientele and intended targeted market for new stores, continued market acceptance of current products, competitive pressures on pricing, changes in the mix of products sold. Operating results would also be adversely affected by a downturn in the market for current products. Because the Company is continuing to increase its operating expenses for personnel and other general and administrative expenses, the Company's operating results would be adversely affected if its sales did not correspondingly increase. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although Dina Porter has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

          The Company anticipates that its results of operations may fluctuate for the foreseeable future for AAM due to several factors, including whether and when new services and products are successfully integrated and accepted by AAM's targeted market of potential clients, market acceptance of initial and planned services and products, competitive pressures on pricing, changes in the mix of products sold and services. Operating results would also be adversely affected by a downturn in the market for current products and services and volatility in the financial markets and changes in the regulated environment. Because the Company is continuing to increase its operating expenses for personnel and other general and administrative expenses, the Company's operating results would be adversely affected if its income did not correspondingly increase. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

          AAM is a development stage enterprise with no activity for the year ended December 31, 1998 and 1999. During this period, management had devoted the majority of its efforts to developing its marketing philosophy and market strategy, obtaining new clients for its products, pursuing and finding a management team to continue the process of completing its marketing goals, obtain sufficient working capital through loans and equity through private placement offering. These activities were funded by the Company's management and investments from stockholders.

          Dina Porter is an operating entity with business operation going back to 1995 and with increased revenue for the year ended December 31, 1998 and 1999. During this period, management had devoted the majority of its efforts to developing its marketing philosophy and market strategy, obtaining new customers for its products, enhancing its sources for inventory, pursuing and finding a management team to continue the process of completing its marketing goals, market quantities of products, obtain sufficient working capital through loans and equity through private placement offering. These activities were funded by the Company's management and investments from stockholders

     Results of Operations

          Results of operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

          For the years ended December 31, 1998 and 1999, AAM was inactive.

          For the year ended December 31, 1999, the Company generated net sales of $652,385 as compared to $672,619 for the year ended December 31, 1998 representing a decrease of $20,234 or approximately 3.0%. The Company's cost of goods sold for the year ended December 31, 1999 was $393,582 or 60.3% of net sales as compared to $405,540 or 60.3% of net sales for the year ended December 31, 1998. The Company's gross profit on sales was $258,803 or 39.7% of sales for the year ended December 31, 1999 as compared to $267,079 or 39.7% for the year ended December 31, 1998.

          The Company's general and administrative costs aggregated approximately $488,375, or 74.9% of net sales, for the year ended December 31, 1999 as compared to $251,938, 0r 37.5% of net sales, for the year ended December 31, 1998 representing an increase of $236,437. This increase is a result of expenses incurred by the parent, Wolfpack, in connection with the acquisitions and stock offerings, and increased spending by the Dina Porter operations for advertising, sales help and costs of handling credit cards.

     Liquidity and Capital Resources

          The Company increased cash by $10,926 from a balance of $132,070 at December 31, 1998 to $142,996 at December 31, 1999 through the process of receiving net cash from the sale of shares of common stock aggregating $306,617, which was mostly offset by net cash outflow from operations of $295,691.

          The Company expended $35,139 for a new vehicle for Dina Porter and a capital withdrawal of $7,500 while Dina Porter was operating as a sole proprietorship for the year ended December 31, 1998.

          Management believes that it will be able to fund the Company by the proceeds of the private placement offerings until the Company has developed the business of AAM and is experiencing positive cash flows.

          Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

     Year 2000 Issues

          The Company has completed its assessment of Year 2000 compliance with respect to its products that are currently being sold to customers and has concluded that all significant products are compliant. With respect to third parties, the Company has identified and contacted its significant suppliers to determine the extent to which the Company may be vulnerable to such third parties' failure to address their own year 2000 issues. The Company did not experience any material failures as a result of the change to 2000. The

     Company, however, intends to continue to monitor its Year 2000 compliance and Year 2000 compliance of its significant suppliers.

          Based upon the Company's current estimates, additional out-of-pocket costs associated with its Year 2000 compliance are expected to be immaterial. Such costs do not include internal management time, which is not expected to be material to the Company's results of operations or financial condition. The Company believes that its most significant risk with respect to Year 2000 issues relates to the performance and readiness status of third parties. As with all manufacturing and wholesale companies, a reasonable worst case Year 2000 scenario would be the result of failures of third parties (including without limitation, governmental entities, utilities and entities with which the Company has no direct involvement) that negatively impact the Company's inventory supply chain or ability to provide products to customers or the ability of customers to purchase products, or events affecting regional, national or global economies generally. The impact of these failures cannot be estimated at this time; however, the Company continually reevaluates its contingency plans to limit, to the extent practicable, the financial impact of these failures on the Company's results of operations. Any such plans would necessarily be limited to matters over which the Company can reasonably control.

     Risk Factors

          Risks or uncertainties that could be reasonably likely to have a material adverse effect on the businesses of Dina Porter, AAM and the Company and may thereby materially impact the Company's short-term or long-term liquidity and/or net sales, revenues or income from continuing operations are:

     . as to Dina Porter: seasonality of sales and the continuation of inventory from present and future vendors at prices that will permit Dina Porter to operate at the current or improved gross profit levels; and

     . as to AAM: Federal securities regulations that may effect the ability for AAM to complete its marketing strategy and a favorable environment in which AAM will conduct its consulting activities.

     The following is a detailed explanation of these trends, events, or uncertainties.

          Risks Factors Relating to AAM

          Fluctuating Securities Volume and Prices. AAM (and the securities industry in general) will be directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. AAM (and the securities industry in general) will be subject to other risks, including customer fraud, employee errors or misconduct and litigation. In addition, price fluctuations may cause losses on securities positions, which AAM recommends.

          Competition from Securities Firms. AAM will encounter intense competition in all aspects of its business and will compete directly with many full services securities firms, a significant number of which offer their customers a broader range of financial services including investment advisory services, have substantially greater resources and may have greater operating efficiencies. In addition, a number of firms offer investment advisory services which are incidental to their other services and do not charge any commission for this type of service. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and individual brokerage business. The possible increase of this discounting could adversely affect AAM.

          Competition from Banks. Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the services and products presently provided by investment advisers and securities firms. In addition, certain large corporations and banks have entered the securities industry by acquiring securities firms, which offer investment advice. While it is not possible to predict the type and extent of competitive services which banks and other institutions ultimately may offer to customers, AAM may be adversely affected to the extent those services are offered on a large scale.

          Potential Litigation. Many aspects of AAM's business will involve substantial risks of liability, including exposure to substantial liability under federal and state securities laws in connection with the suitability of the advice given to clients and the risk of liability arising out of the activities of its employees. AAM may not be able to maintain an errors and omissions insurance policy insuring it against these risks. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages.

          Personnel.   Most aspects of AAM's business will be dependent on
     highly skilled and experienced individuals. AAM will devote considerable efforts to recruiting and compensating those individuals and to providing incentives to encourage them to remain with it. Individuals associated with AAM may in the future leave it at any time to pursue other opportunities. An inability of AAM to compete with other companies in the same type of business as AAM in salary and benefits could have an adverse impact on AAM's ability to attract and retain those personnel.

          Regulation. AAM's business, the investment advisory industry and securities industry generally, are subject to extensive regulation at both the federal and state levels. Failure to comply with any of these laws, rules or regulations could result in fines, suspension or expulsion, which could have a material adverse effect upon the Company.

          Risk Factors Relating to Dina Porter

          Sensitivity To Economic Conditions and Consumer Confidence. The specialty retail industry is highly dependent upon the level of consumer spending, particularly among affluent customers, and may be adversely affected by an economic downturn, increases in consumer debt levels, uncertainties regarding future economic prospects, or a decline in consumer confidence. An economic downturn in the areas in which Dina Porter is located, could have a material adverse effect on Dina Porter's business and results of operations, and thereby effect the Company.

          Changing Consumer Preferences. Dina Porter's success depends in substantial part upon its ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. Although Dina Porter attempts to stay abreast of emerging lifestyle and consumer preferences affecting its merchandise, any failure by Dina Porter to identify and respond to such trends could have a material adverse effect on Dina Porter's business and results of operations.

          Dependence on Designer Resources. Because Dina Porter offers high end apparel, the Company's success is dependent in part upon initiating and maintaining strong relationships with designers. The Company has no guaranteed supply arrangements with its principal merchandising sources. Accordingly, there can be no assurance that such sources will continue to meet Dina Porter's quality, style and volume requirements. The inability of Dina Porter to obtain quality and fashionable merchandise in a timely fashion could have a material adverse effect on Dina Porter's business and results of operations.

          Seasonality; Fluctuation in Quarterly Results. The specialty retail industry is seasonal in nature, with a disproportionately high level of sales and earnings typically generated in the fall and holiday selling seasons. Working capital requirements and inventory fluctuate during the year, increasing substantially in the first quarter in anticipation of the holiday selling season. If actual sales for a quarter do not meet or exceed projected sales for that quarter, expenditures and inventory levels could be disproportionately high for such quarter and Dina Porter's cash flow and earnings for that quarter and future quarters could be adversely affected.

          Competition. The specialty retail industry is highly competitive and fragmented. Dina Porter competes with large specialty retailers, traditional and better department stores, national apparel chains, designer boutiques, individual specialty apparel stores and direct marketing firms. Dina Porter competes for customers principally on the basis of quality, assortment and presentation of merchandise, customer service, store ambience, sales and marketing programs and value. Dina Porter competes for quality merchandise and assortment principally based on relationships with designer resources and purchasing power. Most of Dina Porter's competitors are larger and have greater financial resources than the Company.

--------------------------------------------------------------------------------

                         ITEM 7.   FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

          The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.


--------------------------------------------------------------------------------

            ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

          None.

                                   PART III

--------------------------------------------------------------------------------

        ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------

     (a)  Executive Officers and Directors

     The table below shows certain information about each of our officers and directors.

          Name                   Age      Position
          ----                   ---      --------
          Peter L. Coker, Sr.     56      Director, President and Treasurer
          Susan H. Coker          56      Director and Secretary
          Ira A. Hunt, Jr.        74      Director

          The Directors and Executive Officers of the Company are as follows. Directors of the Company serve for a term of one year or until their successors are elected. Officers are appointed by, and serve at the pleasure of, the Board.

          Peter L. Coker, Sr., President, Treasurer and Director

          Mr. Coker, age 56, has held the offices of President and Treasurer, and has been a Director of the Company and Subsidiary since inception. Mr. Coker has been a Partner and Senior Managing Director of Capital Investment Partners, an investment banking firm located in Raleigh, North Carolina since June of 1996. Since November of 1979, he has also served as President, Director and shareholder of American Asset Management, Inc., an investment advisory firm located in New York, New York. Mr. Coker founded American Asset Management, Inc. in 1978. Mr. Coker served as President and Assistant Secretary of AAM since it was formed in February 1990 until June 1996. Mr. Coker currently acts as a consultant to American Asset Management Inc. Mr. Coker is also a
          Director of Dina Porter, Inc.   Mr. Coker is currently a member of the
          Board of Directors of the following companies: Leading Edge Packaging, Inc. ("LEPI"), Remote Source Lighting International, Inc., Nations Page, Inc., Centennial Venture Partners, LLC, Persimmon IT, Bear Rock Foods, Inc., and North Carolina State University Foundation. Mr. Coker is also a member of the New York Society of Security Analysts.

          Susan H. Coker, Secretary and Director

          Mrs. Coker, age 56, has held the office of Secretary and has been a Director of the Company and Subsidiary since inception. Mrs. Coker has been the President and a Director of Dina Porter, Inc. since it was organized in May 1998. Since February 1990, Mrs. Coker has served as Secretary and Treasurer and as sole Director of AAM. From September 1983 to January 1999, Mrs. Coker was the sole proprietor of Dina Porter, a clothing and gift store, first in Pennsylvania and from 1995 to January 1999, in North Carolina. Since May 1998, Mrs. Coker has held the office of President and has served as a Director of Dina Porter, Inc.

          Ira A. Hunt, Jr., Director

          Mr. Hunt, age 74, has served as a director of the Company since September 1, 1998. Mr. Hunt has been self-employed as a management consultant since 1993. Mr. Hunt has served on the board of directors of Data Measurement Corp., Information Resources Engineering, American Multipleyer Corp., and Card Guard International, all public companies. Mr. Hunt received a B.S. in 1945 from the U.S. Military Academy, an MBA in 1958 from the University of Detroit, an MS in 1950 from the Massachusetts Institute of Technology, a Doctor of Business Administration in 1964 from George Washington University and a Doctor of University in 1954 from the University of Grenoble, France.

     (b)  Significant Employees.

          The participation of Peter L. Coker and Susan Coker in AAM and Dina Porter, respectively is significant to the success of each of AAM and Dina Porter as well as to the Company. The Company presently does not have an employment agreement with either of Peter Coker and Susan Coker.

     ( c) Family relationships.

          Peter L. Coker, Sr. and Susan H. Coker are married to each other.

     (d)  Compliance with Section 16(a) of the Exchange Act.

          To the Company's knowledge, no officers, directors, beneficial owners of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 1999.


--------------------------------------------------------------------------------

                        ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

     Executive Compensation

          None of the Company, the Subsidiary, AAM nor Dina Porter have commenced paying Susan Coker or Peter Coker any salary or fees.

--------------------------------------------------------------------------------

   ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.

          The following information relates to those persons known to the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, par value $.001 per share, the only class of voting securities of the Company outstanding as of April 12, 2000.

                          Name and                       Amount and
Title of                  Address of                     Nature of                  Percentage
Class                     Beneficial Owner               Beneficial Ownership       of Class*
-----                     ----------------               --------------------       ---------

Common Stock, par         Susan H. Coker                 1,500,000 shares/(1)/      28.24%
value $.001 per share     12804 Morehead
                          Chapel Hill, NC 27514-8443     Direct

Common Stock, par         Peter L. Coker, Sr.            500,000 shares/(1)/        9.41%
value $.001 per share     12804 Morehead
                          Chapel Hill, NC 27514-8443     Direct

Common Stock, par         Johnson Y. Lee                 470,000 shares             8.84%
value, $.001 per share    3004 Charlinda Street
                          West Covina, CA 91797          Direct

Common Stock, par         Peter L. Coker, Jr.            425,000 shares             8.00%
value $.001 per share     361 Bukit Timah Road
                          Apartment 19-03                Direct
                          The Legend
                          Singapore

Common Stock, par         Harold H. Reddick, Jr.         300,000 shares             5.64%
value, $.001 per share    1216 Hunting Ridge Road
                          Raleigh, NC 27615              Direct

Common Stock, par         Johan Tellvick                 300,000 shares             5.64%
value, $.001 per share    21 E. Blessings Garden
                          56 Conduit Road Direct         Direct
                          Mid-levels
                          Hong Kong


___________________________

*  Based on 5,311,400 shares issued and outstanding.
/(1)/ Mr. and Mrs. Coker own 500,000 shares of stock as tenants by the entirety.

     (b)  Security Ownership of Management.

          The number of shares of Common Stock of the Company owned by the Directors and Executive Officers of the Company as of February 1, 2000 is as follows:

                           Name and                         Amount and
Title of                   Address of                       Nature of                 Percentage
Class                      Beneficial Owner                 Beneficial Ownership      of Class*
-----                      ----------------                 --------------------      -----------

Common Stock, par          Susan H. Coker                   1,500,000 shares/(1)/     28.24%
value $.001 per share      12804 Morehead
                           Chapel Hill, NC 27514-8443       Direct

Common Stock, par          Peter L. Coker                   500,000 shares/(1)/       9.41%
value $.001 per share      12804 Morehead
                           Chapel Hill, NC 27514-8443       Direct

Common Stock, par          Ira A. Hunt, Jr.                 160,000 shares            3.01%
value $.001 per share      7102 Capitol View Drive
                           McLean, VA 22101                 Direct

Common Stock, par          All Officer and Directors as
value $.001 per share      a Group (3 persons)              1,660,000 shares          31.25%

_______________________

*  Based on 5,311,400 shares issued and outstanding.
/(1)/ Mr. and Mrs. Coker own 500,000 shares of stock as tenants by the entirety.


_____________________

          The Company has not contacted stock brokerage firms holding shares of the Company's Common Stock in "street name" to determine whether there are additional substantial shareholders of the Company.

--------------------------------------------------------------------------------

           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

     (a) Transactions where Key Company Members have a direct or indirect material interest.

          On January 4, 1999, the Company and the Subsidiary entered into the AAM Acquisition Agreement and the Dina Porter Acquisition Agreement. The terms of the Acquisition Agreements are identical in most respects. Under the terms of the Acquisition Agreements, the Company acquired all the issued and outstanding stock of AAM from the shareholders of AAM in exchange for 1,000,000 shares of the Common Stock of the Company, and acquired all the issued and outstanding shares of stock of Dina Porter from its shareholders in exchange for 1,000,000 shares of the Common Stock of the Company. The shares of Common Stock issued to the shareholders of AAM and Dina Porter were issued pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(2).

          On August 23, 1999, the Company made a short term loan of $94,500, with interest of 6% per year to its president, Peter L. Coker, Sr. Mr. Coker repaid the loan in full with interest on October 14, 1999.


--------------------------------------------------------------------------------

                  ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

     (a) The following documents are filed as part of this report.


1.   Financial Statements                                                                     Page
                                                                                              ----
     Report of Thomas P. Monahan, Independent Certified Public Accountant                     F-1

     Balance Sheet as of December 31, 1999                                                    F-2

     Combined and Consolidated Statements of Operations for the years ended
     December 31, 1999, and 1998                                                              F-3

     Combined and Consolidated Statements of Cash Flows for the years ended
     December 31, 1999 and 1998                                                               F-4

     Combined and Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 1999 and 1998                                                               F-5

     Notes to Financial Statements                                                            F-6

2.   Financial Statement Schedules

     All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   Exhibits

     (a) The following exhibits are included as part of this report:

     Exhibit
     Number                Title of Document
--------------------------------------------------------------------------------

        2.1* Acquisition Agreement dated as of January 4, 1999 by and between Wolfpack Corporation, Wolfpack Subsidiary Corp. and AAM Investment Council, Inc.

        2.2* Acquisition Agreement dated as of January 4, 1999 by and between Wolfpack Corporation, Wolfpack Subsidiary Corp. and Dina Porter, Inc.

        3.1*        Certificate of Incorporation of Registrant

        3.2*        By-laws of Registrant

        10.1* Material Contracts (Lease dated April 20, 1995 by and between Dina Porter Gallery and York Properties, Inc.)

        21          List of Subsidiaries of the Registrant

        27          Financial Data Schedule (filed by EDGAR)

_______________

     *Incorporated by reference to the registration statement on Form 10-SB filed June 23, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                   WOLFPACK CORPORATION


Dated: April 13, 2000              By:  /s/ PETER L. COKER
                                       --------------------------------------
                                        Peter L. Coker,
                                        President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13/th/ day of April, 2000.



                                   By:  /s/ PETER L. COKER
                                       --------------------------------------
                                        Peter L. Coker
                                        Director, President (principal executive
                                        officer) and Treasurer (principal
                                        financial officer)


                                   By:  /s/ SUSAN H. COKER
                                       --------------------------------------
                                        Susan H. Coker
                                        Director and Secretary


                                   By:  /s/ IRA A. HUNT, JR.
                                       --------------------------------------
                                        Ira A. Hunt, Jr.
                                        Director

                               THOMAS P. MONAHAN
                          CERTIFIED PUBLIC ACCOUNTANT
                             208 LEXINGTON AVENUE
                          PATERSON, NEW JERSEY 07502
                                (973) 790-8775
                              Fax (973) 790-8845

To The Board of Directors and Shareholders of Wolfpack Corporation and subsidiaries

        I have audited the accompanying combined and consolidated balance sheet of Wolfpack Corporation and subsidiaries as of December 31, 1999 and the related combined and consolidated statements of operations, cash flows and shareholders' equity for the year ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the combined and consolidated financial position of Wolfpack Corporation and subsidiaries as of December 31, 1999 and the results of its combined and consolidated statements of operations, shareholders equity and cash flows for the year ended December 31, 1998 and 1999 in conformity with generally accepted accounting principles.

                       /s/ Thomas Monahan
                       -------------------------
                       Thomas P. Monahan, CPA

March 31, 2000
Paterson, New Jersey

                             WOLFPACK CORPORATION
                    COMBINED AND CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999

                                        Assets
Current assets

  Cash and cash equivalents                                                    $ 142,996
  Inventory                                                                      119,714
  Prepaid expenses
  Officer loan receivable                                                         50,375
                                                                               ---------
  Current assets                                                                 313,085

Property and equipment-net                                                        32,023
Other assets
  Security deposits                                                                5,500
                                                                               ---------
Total other assets                                                                 5,500
                                                                               ---------
Total assets                                                                   $ 350,608
                                                                               =========

                           Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                                             $   3,580
                                                                               ---------
                                                                                   3,580
Stockholders' equity
Preferred stock - authorized 5,000,000 shares, $.001 par value each.
 At December 31, 1999, there are -0- shares outstanding.
Common stock authorized 20,000,000 shares, $.001 par value each. At
 December 31, 1999, there are 5,311,400 shares outstanding.                        5,311
Additional paid in capital                                                       584,471
Retained earnings                                                               (242,754)
                                                                               ---------
Total stockholders' equity                                                       347,028
                                                                               ---------
Total liabilities and stockholders' equity                                     $ 350,608
                                                                               =========

                See accompanying notes to financial statements

                             WOLFPACK CORPORATION
               COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS

                                                                          For the                   For the
                                                                         year ended                year ended
                                                                        December 31,              December 31,
                                                                            1998                      1999
                                                                            ----                      ----
Revenue                                                                    $  672,619              $  652,385

Costs of goods sold                                                           405,540                 393,582
                                                                           ----------              ----------

Gross profit                                                                  267,079                 258,803

Operations:
  General and administrative                                                  251,938                 488,375
  Non cash payment of legal fees                                                                        5,000
  Depreciation                                                                  7,278                  11,788
                                                                           ----------              ----------
  Total expenses                                                              259,216                 505,163

Income (loss) from operations and before corporate income taxes                 7,863                (246,360)

Other income

  Interest income                                                               3,013                   3,532
                                                                           ----------              ----------
Total other income                                                              3,013                   3,532


Net income (loss)                                                          $   10,876              $ (242,828)
                                                                           ==========              ==========


Net income (loss)  per share -basic                                        $     0.01              $    (0.07)
                                                                           ==========              ==========
Number of shares outstanding-basic                                          2,000,000               3,597,200
                                                                           ==========              ==========

                See accompanying notes to financial statements

                              WOLFPACK CORPORATION
               COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                For the            For the
                                                                              year ended         year ended
                                                                              December 31,       December 31,
                                                                                  1998               1999
                                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                             $ 10,876           (242,828)
  Non cash payments- legal fees
  Depreciation                                                                     7,278             11,788
Adjustments to reconcile net income (loss) to net cash
  Inventory                                                                       68,254            (59,347)
  Prepaid expenses                                                               (23,910)            57,091
  Officer loan receivable                                                                           (50,375)
  Accounts payable                                                                10,790            (12,020)
                                                                                --------          ---------
TOTAL CASH FLOWS FROM OPERATIONS                                                  73,288           (295,691)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital contribution of undistributed profits of Dina Porter (a sole proprietorship)
  Capital withdrawal                                                              (7,500)
  Purchase of assets                                                             (35,139)
                                                                                --------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                       (42,635)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of stock                                                                                     342,090
  Offering expenses                                                                                 (35,473)
                                                                                                  ---------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                                          306,617

NET INCREASE (DECREASE) IN CASH                                                   30,653             10,926
CASH BALANCE BEGINNING OF PERIOD                                                 101,417            132,070
                                                                                --------          ---------
CASH BALANCE END OF PERIOD                                                      $132,070          $ 142,996
                                                                                ========          =========

                See accompanying notes to financial statements


                                                                  WOLFPACK CORPORATION
                                              COMBINED AND CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                Preferred    Preferred      Common        Common additional     Retained
Date                              stock        stock         stock         paid in capital      earnings       Total
Issuance of
   shares for
   acquisitions                    -0-       $     -0-     2,000,000     $2,000     $281,165                $ 283,165
Net income                                                                                             74          74
                                   ---       ---------     ---------     ------     --------    ---------   ---------
December 31, 1998                  -0-       $     -0-     2,000,000     $2,000     $281,165    $      74   $ 283,239
                                   ===       =========     =========     ======     ========    =========   =========

Balances 01-04-1999                -0-       $     -0-     2,000,000     $2,000     $281,165    $      74   $ 283,239
Sale of shares                                             3,311,400      3,311      338,779                  342,090
Offering expenses                                                                    (35,473)                 (35,473)
Net loss                                                                                         (242,828)   (242,828)
                                   ---       ---------     ---------     ------     --------    ---------   ---------
December 31, 1999                  -0-       $     -0-     5,311,400     $5,311     $584,471    $(242,754)  $ 347,028
                                   ===       =========     =========     ======     ========    =========   =========

                 See accompanying notes to financial statements

                             WOLFPACK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


Note 1 - Organization of Company and Issuance of Common Stock

     a.    Creation of the Company

     Wolfpack Corporation (the "Company") was formed under the laws of Delaware on March 16, 1998 and is authorized to issue 20,000,000 shares of common stock, $0.001 par value each and 5,000,000 shares of preferred stock, $0.001 par value each.

     b.    Description of the Company

     The Company was formed as a holding company for the acquisition of Wolfpack Subsidiary, Corp. which has two (2) subsidiaries Dina Porter, Inc. and AAM Investment Council, Inc. Dina Porter, Inc. (Dina Porter) is a retail store which specializes in contemporary clothing, jewelry and fine crafts. AAM Investment Council, Inc. (AAM) was formed in on February 15, 1990 under the laws of Pennsylvania by Peter Coker and Susan Coker. AAM is an investment adviser, that offers portfolio management designed to achieve unique investment objectives.

     c.    Issuance of Shares of Common Stock

     On January 4, 1999, the Company issued 1,000,000 shares of common stock each to Susan Coker and Peter Coker in consideration for all of the issued and outstanding shares of common stock of Wolfpack Subsidiary, Corp. and its subsidiaries.

     As of December 31, 1999, the Company offered and sold 3,311,400 shares of common stock for an aggregate cash consideration of $342,090 or an average price of $0.10 per share. The Company paid $40,473 as offering expenses consisting of $35,473 in cash and the Company has issued 50,000 shares of common stock valued at $0.10 per share in consideration for an offset of $5,000 in legal expense.

Note 2 - Summary of Significant Accounting Policies

     a.    Basis of Financial Statement Presentation

     On January 4, 1999, the Company entered into an agreement with AAM and Dina Porter, pursuant to which the Company and these affiliated entities owned and controlled by Peter and Susan Coker exchanged all the issued and outstanding shares of common stock of these entities for 2,000,000 shares of the Company's common stock. The combined and consolidated financial statements presented at December 31, 1999, reflect the reorganization of the Company on January 4, 1999 which consists of the financial statements of the Company at December 31, 1999, the balance sheet of AAM as of December 31, 1999 and the balance sheet of Dina Porter, Inc. as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the Company for the year ended December 31, 1999 and the statement of operations and cash flows of AAM and Dina Porter, Inc. for the years ended December 31, 1998 and 1999. Dina Porter was operated as a sole proprietorship for the year ended December 31, 1998 and was reorganized into a corporation on January 4, 1999 as Dina Porter, Inc. for the purposes of this reorganization into the Company. The financial statements include the balances of the Corporation and its subsidiaries after elimination of material intercompany balances and transactions. All material subsidiaries are wholly owned.

     b.    Cash and cash equivalents

     Cash and Cash Equivalents - Temporary investments with a maturity of less than three months when purchased are treated as cash.

     c.    Revenue recognition

     Revenue is recognized at the point of sale for products sold over the counter.

     d.    Selling and Marketing Costs

                             WOLFPACK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

     Selling and Marketing - Certain selling and marketing costs are expensed in the period in which the cost relates. Other selling and marketing costs are expensed as incurred. Advertising costs that are deferred are expensed the first time the advertising takes place.

     For the years ending December 31, 1998 and 1999, advertising expenses was $45,314, and $63,666 respectively.

     e.    Property and Equipment

     Depreciation of property and equipment is computed using the straight-line method over five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

     Buildings                                              31 years
     Furniture, Fixtures and Equipment                      3 to 10 years
     Leasehold improvements                                 5 years

     f.    Earnings per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into shares of common stock. As of December 31, 1999, there are no matters that would effect the number of shares of common stock outstanding.

     Shares used in calculating basic and diluted net income per share were as follows:


                                            December 31,    December 31,
                                               1998             1999
                                            ------------    ------------

     Shares used in calculating per share
     amounts - Basic (Weighted average
     common shares outstanding)               2,000,000       3,597,200

     g.    Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     h.    Asset Impairment

     The Company adopted the provisions of SFAS No. 121, Accounting for the impairment of long lived assets and for long-lived assets to be disposed of effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that

                             WOLFPACK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

full recoverability is questionable. There was no effect of such adoption on the Company's financial position or results of operations.

     i.    Significant Concentration of Credit Risk

     At December 31, 1999, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

     j.    Recent Accounting Standards

     Accounting for Derivative Instruments and Hedging Activities Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. It is effective for all fiscal years beginning after June 15, 1999. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not currently engage in derivative trading or hedging activity. The Company will adopt SFAS 133 in the fiscal year ending December 31, 2000, although no impact on operating results or financial position is expected.

     Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     In March of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company is currently assessing the impact that adoption of this statement will have on consolidated financial position and results of operations.

     Note 3 - Transfer of Assets

     The Company was formed as a holding company for the acquisition of certain assets and operating entities through its subsidiary Wolfpack Subsidiary Corp. which has two subsidiaries Dina Porter, Inc. and AAM Investment Council, Inc.

     The Company entered into an Agreement with Wolfpack Subsidiary Corp. on January 4, 1999, pursuant to which the Company exchanged all the issued and outstanding shares of common stock of Wolfpack Subsidiary, Corp. and its subsidiaries for an aggregate of 2,000,000 shares of common stock of the Company. The transaction has been accounted for as a transfer and is ccounted for as if a pooling of interests had occurred using historic costs with the recording of the net assets acquired at their historical book value with restatement of periods prior to the reorganization on a combined basis.

     Note 4 - Related Party transactions

     a.    Certain relationships

     Susan Coker and Peter Coker are officers and directors of the Company, Wolfpack Subsidiary, Corp., Dina Porter and AAM. Peter Coker and Susan Coker are husband and wife.

     b.    Officer Compensation

     No officer or employee has received in excess of $100,000 compensation as of December 31, 1999.

     c.    Capital Withdrawal

                             WOLFPACK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

     For the year ended December 31, 1998, Susan Coker withdrew $7,500 cash from the Dina Porter, reducing Dina Porter's capital while Dina Porter was operated as a sole proprietorship.

     Note 5 - Commitments and Contingencies

     Lease Agreements

     On June 26, 1995, the Susan H. Coker d/b/a/ Dina Porter entered into a lease agreement for 4,251 square feet of retail space at The Cameron Village Shopping Center at 446 Daniel Street, Raleigh, North Carolina with an unrelated party for a period of 5 years beginning October 1, 1995 and ending September 30, 2000 for a rental of $4,530 per month. The lease requires a security deposit of $4,530. The amount of rent to be paid over the life of the lease is as follows:

          $58,033 per year October 1, 1997 through September 30, 1998. $59,872 per year October 1, 1998 through September 30, 1999 $61,711 per year October 1, 1999 through September 30, 2000

     The Company will pay its pro rata share of ad valorem property taxes on the premises. This will be paid monthly in advance based on estimates of costs for the year. The monthly amounts due for this space is $173.58 for property taxes and $63.76 for insurance. These amounts will be adjusted once a year to reflect the actual pro rata costs for the year.

     AAM occupies office space at 17 Glenwood Avenue, Raleigh, North Carolina 27603.

     Note 6 - Inventory

     Inventories are stated at the lower of cost (first-in, first-out method)or market, as determined by the retail inventory method.

     At December 31, 1999, inventory of goods available for sale was $119,714.

     Note 7 - Property and Equipment

     Property and Equipment for the Company consisted of the following at December 31, 1999:

                                              Accumulated
                                      Asset   Deprecation  Balance
                                     -------  -----------  -------
           Vehicles                  $35,139      $12,048  $23,091
           Furniture and fixtures     16,444       10,115    6,329
           Leasehold Improvements      7,358        4,755    2,603
                                     -------      -------  -------
           Total                     $58,941      $26,918  $32,023

     Note 8 - Income Taxes

     Prior to January 4, 1999, the Company's subsidiary, Dina Porter reported income and expenses as a sole proprietorship utilizing Form 1040 Schedule C and reflecting any profit and loss as a component of reportable income of Susan Coker on Form 1040. The Company's subsidiary AAM was inactive for the year ending December 31, 1998.

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     The Company's effective tax rate on tax benefits differs from the expected federal tax rate as follows:

                             WOLFPACK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


       Income tax benefit at statutory rate                       $ 99,663

       Increase in valuation allowance                            $(99,663)
                                                                  --------

       Actual income taxes                                        $    -0-

       The Components of the deferred tax assets and liabilities are as follows:

       Net operating loss
       available for carryforward                                 $ 99,663
                                                                  --------

       Total deferred tax assets                                  $ 99,663

       Less valuation allowance                                   $(99,663)
                                                                  --------
       Deferred tax assets,
       net of valuation allowance                                 $    -0-

     At December 31, 1999, the Company has net operating loss carry forwards for Federal income tax purposes of $293,128. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The Company recognized no income tax benefit for the loss generated for the year ended December 31, 1999. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company's subsidiary AAM has yet to recognize any revenue from operations and Dina Porter will be expending greater amounts of cash to expand operations, increase cash expended for advertising, labor, and other pre opening expenses to open new stores, the Company believes that a full valuation allowance should be provided.

     Note 9 - Segment Information

     Segment information for the Company is as follows:

     On January 4, 1999, Dina Porter Gallery (a sole proprietorship) was reorganized into a corporation Dina Porter, Inc. The transaction has been accounted for as a transfer and is accounted for as if a pooling of interests had occurred using historic costs with the recording of the net assets acquired at their historical book value with restatement of periods prior to the reorganization on a combined basis.

The consolidated balance sheet of the Company at December 31, 1999 consists of the balance sheets of AAM as at December 31, 1999 and Dina Porter, Inc. as at December 31, 1999 with the following components:

                              WOLFPACK CORPORATION
                           Consolidated Balance Sheet
                               December 31, 1999

                            Wolfpack               Dina                Wolfpack
                          Corporation   AAM  Porter, Inc. Adjustments  Corporation
 Current assets

Cash                       $ 129,439        $ 1,936       $ 11,621       $142,996
 Inventory                                                 119,714        119,714

 Officer loan receivable      50,375                                       50,375

                             WOLFPACK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

                              --------      -------    -----------    -----------
 Total Current assets          179,814        1,936        131,335        313,085

Fixed assets                                                32,023         32,023

Other assets                                                 5,500          5,500
                              --------      -------    -----------    -----------
 Total assets                 $179,814      $ 1,936       $168,858       $350,608
                              ========      =======    ===========    ===========

                      Liabilities and stockholders' equity


Current liabilities
 Accounts payable                                         $  3,580       $  3,580
                                                       -----------    -----------
-
Total liabilities                                            3,580          3,580
- Stockholders' equity
- Preferred stock
  Common stock                   3,311        1,000          1,000          5,311
- Additional paid in
  capital                      303,306          860        280,305        584,471
- Retained earnings           (126,803)          76       (116,027)      (242,754)
                             ---------      -------      ---------    -----------
- Total stockholders'
 equity                        179,814        1,936        165,278        347,028
                             ---------      -------      ---------    -----------
- Total liabilities and
stockholders' equity         $ 179,814      $ 1,936      $ 168,858      $ 350,608
                             =========      =======      =========    ===========

-----------------------------------------------------------------------------------------

                           Wolfpack                 Dina                     Wolfpack
                           Corporation     AAM    Porter, Inc. Adjustments   Corporation

-----------------------------------------------------------------------------------------
Revenue                    $     -0-      $  -0-      $ 652,385                $ 652,385

Costs of goods
 sold                            -0-         -0-        393,582                  393,582
                           ---------      ------      ---------              -----------

Gross profit                     -0-         -0-        258,803                  258,803

Operations:

General and
 administrative              152,806         -0-        335,569                  488,375
Non cash payment
  of legal fees                5,000                                               5,000
Depreciation                     -0-         -0-         11,788                   11,788
                           ---------      ------      ---------              -----------

Total expenses               157,806         -0-        347,357                  505,163
Loss from
  operations                (157,806)        -0-        (88,554)                (246,360)

Other income

Interest income                  375         206          2,951                    3,532
                           ---------      ------      ---------              -----------

Total other
 income                          375         206          2,951                    3,532

                             WOLFPACK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

Net income
(loss)$                    $(157,431)     $  206      $ (85,603)               $(242,828)
                           =========      ======      =========              ===========

--------------------------------------------------------------------------------
                              WOLFPACK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                               December 31, 1998

                          Wolfpack               Dina                       Wolfpack
                         Corporation    AAM     Porter, Inc. Adjustments   Corporation
--------------------------------------------------------------------------------------
Revenue                         $-0-  $    -0-   $672,619                    $672,619

Costs of goods
 sold                            -0-       -0-    405,540                     405,540
                                ----  --------   --------                 -----------

Gross profit                     -0-       -0-    267,079                     267,079

Operations:

General and
 administrative                  -0-       -0-    251,938                     251,938
Depreciation                     -0-       -0-      7,278                       7,278
                                ----  --------   --------                 -----------

Total expenses                   -0-       -0-    259,216                     259,216

Income (loss)
  from operations                -0-       -0-      7,863                       7,863

Other income

Interest income                             37      2,976                       3,013
                                ----  --------   --------

Total other income                          37      2,976                       3,013

Net income
(loss)$                          -0-  $     37   $ 10,839                    $ 10,876
                                ====  ========   ========                 ===========

Exhibit Index:

   Exhibit
   Number                 Title of Document
--------------------------------------------------------------------------------

     2.1* Acquisition Agreement dated as of January 4, 1999 by and between Wolfpack Corporation, Wolfpack Subsidiary Corp. and AAM Investment Council, Inc.

     2.2* Acquisition Agreement dated as of January 4, 1999 by and between Wolfpack Corporation, Wolfpack Subsidiary Corp. and Dina Porter, Inc.

     3.1*        Certificate of Incorporation of Registrant

     3.2*        By-laws of Registrant

    10.1* Material Contracts (Lease dated April 20, 1995 by and between Dina Porter Gallery and York Properties, Inc.)

    21           List of Subsidiaries of the Registrant

    27           Financial Data Schedule (filed by EDGAR)

_______________

     * Incorporated by reference to the registration statement on Form 10-SB filed June 23, 1999.