Form 10QSB
period 2000-03-31
WOLFPACK CORP
filed 2000-05-25
CIK 1085258

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2000

                                      or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ________________

                        Commission file number 0-26479

                             Wolfpack Corporation
            (Exact name of registrant as specified in its charter)

Delaware                                                              56-2086188
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

17 Glenwood Avenue
Raleigh, North Carolina                                                    27603
-----------------------                                                    -----
(Address of principal executive offices)                              (Zip Code)

      (919) 831-1351 (Registrant's telephone number, including area code)
      --------------

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of May 22, 2000, there were 7,933,400 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                             WOLFPACK CORPORATION
                MARCH 31, 2000 QUARTERLY REPORT ON FORM 10-QSB
                               TABLE OF CONTENTS


                                                                         Page Number
        Special Note Regarding Forward Looking Information..............       3

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements............................................       4
Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................      13
Item 3. Quantitative and Qualitative Disclosures About Market Risk......      16

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................      17
Item 2. Changes in Securities and Use of Proceeds.......................      17
Item 3. Defaults Upon Senior Securities.................................      17
Item 4. Submission of Matters to a Vote of Security Holders.............      17
Item 5. Other Information...............................................      17
Item 6. Exhibits and Reports on Form 8-K................................      17

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Report of Reviewing Independent Accountant.....................  5
          Combined and Consolidated Balance Sheet as of March 31, 2000
             and December 31, 1999.......................................  6
          Combined and Consolidated Statement of Operations
             for the three months ended March 31, 2000 and 1999..........  7
          Combined and Consolidated Statement of Cash Flows
             for the three months ended March 31, 2000 and 1999..........  8
          Combined and Consolidated Statement of Stockholders' Equity
             for the three months ended March 31, 2000...................  9
          Notes to Consolidated Financial Statements..................... 10

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Wolfpack Corporation:

I have reviewed the accompanying consolidated balance sheet of Wolfpack Corporation as of March 31, 2000, and the related consolidated statements of operations and of cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

I have conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

I previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in my report dated March 31, 2000, I expressed an unqualified opinion on those consolidated financial statements.

In my opinion, the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.


Thomas Monahan
Certified Public Accountant

Paterson, New Jersey
April 25, 2000

                             WOLFPACK CORPORATION
                    COMBINED AND CONSOLIDATED BALANCE SHEET


                                                                                       March 31,
                                                                     December 31,        2000
                                                                          1999         Unaudited
                                                                          ----         ---------
                                      Assets
Current assets
  Cash and cash equivalents                                           $ 142,996        $ 182,446
  Inventory                                                             119,714          127,458
  Officer loan receivable                                                50,375           65,000
                                                                      ---------        ---------
  Current assets                                                        313,085          374,904

Property and equipment-net                                               32,023           53,804
Other assets
  Investment in acquisition                                                              400,000
  Security deposits                                                       5,500            5,500
                                                                      ---------        ---------
Total other assets                                                        5,500          405,500
                                                                      ---------        ---------
Total assets                                                          $ 350,608        $ 834,208
                                                                      =========        =========

                          Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                                    $   3,580        $   4,570
  Officer loan payable                                                                    50,000
                                                                                       ---------
                                                                          3,580           54,470
Stockholders' equity
Preferred stock - authorized 5,000,000 shares, $.001 per
share each. At December 31, 1998 and March 31, 2000 there
were -0- shares outstanding respectively
Common Stock authorized 20,000,000 shares, $0.001 par value
each. At December 31, 1999 and March 31, 2000, there are
5,311,400 and 5,311,400 shares outstanding respectively.                  5,311            5,311
Additional paid in capital                                              584,471          584,471
Common stock subscribed                                                                  455,500
Retained earnings                                                      (242,754)        (265,544)
                                                                      ---------        ---------
Total stockholders' equity                                              347,028          779,738
                                                                      ---------        ---------
Total liabilities and stockholders' equity                            $ 350,608        $ 834,298
                                                                      =========        =========

                See accompanying notes to financial statements

                             WOLFPACK CORPORATION
               COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           For the three            For the three
                                                                           months ended             months ended
                                                                             March  31,               March 31,
                                                                               1999                     2000
                                                                             Unaudited                Unaudited
                                                                             ---------                ---------
Revenue                                                                      $  139,185               $  153,700

Costs of goods sold                                                              82,021                   89,607
                                                                             ----------               ----------

Gross profit                                                                     57,164                   64,093

Operations:
  General and administrative                                                     58,289                   85,132
  Depreciation                                                                    2,100                    2,947
                                                                             ----------               ----------
  Total expenses                                                                 60,389                   88,079

Income (loss) from operations and before corporate income taxes                  (3,225)                 (23,986)

Other income
  Interest income                                                                   909                    1,196
                                                                             ----------               ----------
Total other income                                                                  909                    1,196

Net income (loss)                                                            $   (2,316)              $  (22,790)
                                                                             ==========               ==========

Net income (loss)  per share -basic                                          $     0.00               $     0.00
                                                                             ==========               ==========
Number of shares outstanding-basic                                            2,000,000                5,311,400
                                                                             ==========               ==========

                See accompanying notes to financial statements

                             WOLFPACK CORPORATION
               COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited

                                                                                For the three       For the three
                                                                                 months ended       months ended
                                                                                  March  31,          March 31,
                                                                                     1999               2000
                                                                                     ----               ----
                                                                                  Unaudited           Unaudited
                                                                                  ---------           ---------
CASH FLOWS FROM OPERATING Net income (loss) per share ACTIVITIES
  Net income (loss)                                                               $ (2,316)            (22,790)
  Depreciation                                                                       2,100               2,947
Adjustments to reconcile net income (loss) to net cash
  Inventory                                                                        (68,765)             (7,794)
  Officer loan receivable                                                                              (14,625)
  Accounts payable                                                                   2,730                 990
                                                                                  --------           ---------
TOTAL CASH FLOWS FROM OPERATIONS                                                   (66,251)            (41,272)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital contribution of undistributed profits of Dina Porter (a sole proprietorship)
  Equity investment                                                                                   (400,000)
  Purchase of assets                                                                                   (24,779)
                                                                                                     ---------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                                            (424,779)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                                               7,000              50,000
  Common stock subscribed                                                                              455,500
                                                                                  --------           ---------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                           7,000             505,500

NET INCREASE (DECREASE) IN CASH                                                    (59,251)             39,449
CASH BALANCE BEGINNING OF PERIOD                                                   132,070             142,997
                                                                                  --------           ---------
CASH BALANCE END OF PERIOD                                                        $ 72,819           $ 182,446
                                                                                  ========           =========

                See accompanying notes to financial statements

                             WOLFPACK CORPORATION
          COMBINED AND CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       Preferred     Preferred      Common     Common      Additional        Retained
Date                                    Stock          Stock         Stock      Stock   paid in capital      Earnings    Total
--------------------------------------------------------------------------------------------------------------------------------
Issuance of shares for acquisitions      -0-          $  -0-      2,000,000    $2,000       $281,165                   $ 283,165
Net income                                                                                                       74           74
                                        ----          ------      ---------    ------       --------      ---------    ---------
Balance December 31, 1998                -0-          $  -0-      2,000,000    $2,000       $281,165      $      74    $ 283,239
                                        ====          ======      =========    ======       ========      =========    =========

Balances 01-04-1999                      -0-          $  -0-      2,000,000    $2,000       $281,165      $      74    $ 283,239


Sale of shares                                                    3,311,400     3,311        338,779                     342,090
Offering expenses                                                                            (35,473)                    (35,473)
Net loss                                                                                                   (242,828)    (242,828)
                                        ----          ------      ---------    ------       --------      ---------    ---------
12-31-1999                               -0-          $  -0-      5,311,400    $5,311       $584,471      $(242,754)   $ 347,028

Net loss                                                                                                    (22,790)     (22,790)
                                                                                                          ---------    ---------
03-31-2000                               -0-          $  -0-      5,311,400    $5,311       $584,471      $(265,544)   $ 347,028

                See accompanying notes to financial statements

                             WOLFPACK CORPORATION

                  NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

     The accompanying unaudited financial statements of Wolfpack Corporation (the "Company") reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10K for the year ended December 31, 1999.

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

     AAM occupies office space at 17 Glenwood Avenue, Raleigh, North Carolina 27603.

Note 3 - Inventory

     Inventory has been recorded at the lower of cost or market under the first-in first-out method. At December 31, 1999 and March 31, 2000, inventory of goods available for sale was $119,714 and $127,458 respectively.

Note 4 - Property and Equipment

     Property and Equipment for the Company consisted of the following at December 31, 1999:

                                                         Accumulated
                                               Asset     Deprecation   Balance
                                               --------  ------------  -------
     Vehicles                                  $35,139     $12,048     $23,091

     Furniture and fixtures                     16,444      10,115       6,329
     Leasehold Improvements                      7,358       4,755       2,603
                                               -------     -------     -------
          Total                                $58,941     $26,918     $32,023

     Property and Equipment for the Company consisted of the following at March 31, 2000:

                                                     Accumulated
                                            Asset    depreciation  Balance
                                           -------   ------------  -------
     Vehicles                              $35,139      $13,805    $21,334
     Furniture and fixtures                 41,172      $10,937    $30,235
     Leasehold Improvements                  7,358        5,123    $ 2,235
                                           -------      -------    -------
     Total                                 $83,669      $29,865    $53,804
                                           =======      =======    =======

Note 5 - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At March 31, 2000, the Company has net operating loss carry forwards for income tax purposes of $265,544. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of March 31, 2000 are as follows:

     Deferred tax asset:
     Net operating loss carry forward                              $ 90,285
     Valuation allowance                                           $(90,285)
                                                                   --------
     Net deferred tax asset                                        $    -0-

     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to December 31, 1998. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

     The Company recognized no income tax benefit for the loss generated for the nine months ended March 31, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company's subsidiary AAM has yet to recognize any revenue from operations and Dina Porter will be expending greater amounts of cash to expand operations, increase cash expended for advertising, labor, and other pre opening expenses to open new stores, the Company believes that a full valuation allowance should be provided.

Note 6 - Private Placement

     The Company is conducting an offering of up to 3,000,000 shares of its Common Stock, par value $.001 per share (the "Shares"), at an offering price of $.25 per share (the Offering") pursuant to Rule 506 of Regulation D of the General Rules and Regulations of the Securities and exchange Commission.

     As of March 31, 2000, the Company has sold 1,822,000 shares of common stock for an aggregate consideration of $455,500.

     As of March 31, 2000, the underlying shares of common stock have not been delivered by the Company and are reflected as Common Stock subscribed.

     Subsequent to the date of the financial statements, the Company has sold an additional 800,000 shares of common stock for an aggregate consideration of $200,000.

Note 7 - Investment

     The Company has entered into three agreements to acquire JetCo Communications Corporation, a Texas corporation, ("JetCo"). Under the agreements, the Company will acquire a majority of the issued and outstanding capital stock of JetCo, including its subsidiaries, which do business under the names E-Z Fon Services, Inc. ("E-Z Fon") and E-Z Wireless, Inc. ("E-Z Wireless"). JetCo shareholders will receive 10,001,850 shares of newly issued common stock of the Company. Under the terms of the agreements, JetCo shareholders will own approximately 57% of the capital stock of the Company on a fully diluted basis. The acquisition is subject to several conditions, including JetCo acquiring businesses with revenues of an aggregate of at least $1,000,000.

     As of March 31, 2000, the Company has invested an aggregate of $400,000 with Jetco

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report which are not statements of historical fact are forward-looking statements. See "Special Note Regarding Forward-Looking Information" on Page 3.

     We were formed on March 16, 1998, under the laws of the State of Delaware to engage in any lawful act or activity for which corporations may be organized under the business corporation law of the State of Delaware. Our principal assets consist of:

 .    our Dina Porter, Inc. ("Dina Porter") subsidiary;
 .    our AAM Investment Council, Inc. ("AAM") subsidiary; and
 .    our investment in JetCo Communications Corporation ("JetCo").

Dina Porter

     Dina Porter, a retailer of high quality women's fashion apparel and accessories, is an operating entity with business operation going back to 1995 and with increased revenue for the years ended December 31, 1998 and 1999. During this period, we devoted the majority of our efforts to

  . developing our marketing philosophy and market strategy, . obtaining new customers for our products, . enhancing our sources for inventory, . pursuing and finding a management team to continue the process of completing our marketing goals, and
  .  obtain sufficient working capital through debt and equity.

     These activities were funded by our management and investments from stockholders.

AAM

     Our subsidiary, AAM, intends to act as a financial adviser and provide investment advisory services to select companies who have portfolios ranging in size from an ideal number of three to a practical limit of 10 and have clearly defined investment objectives. AAM is a development stage enterprise with no activity for the years ended December 31, 1998 and 1999. During this period, management had devoted the majority of its efforts to developing its marketing philosophy and market strategy, obtaining new clients for its products, pursuing and finding a management team to continue the process of completing its marketing goals, obtain sufficient working capital through loans and equity through private placement offering. These activities were funded by our management and investments from stockholders.

JetCo

     We entered into three agreements to acquire JetCo Communications Corporation, a Texas corporation, ("JetCo"). Under the agreements, we will acquire a majority of the issued and outstanding capital stock of JetCo, including its subsidiaries, which do business under the names E-Z Fon Services,

Inc. ("E-Z Fon") and E-Z Wireless, Inc. ("E-Z Wireless"). Our shareholders will receive 10,001,850 shares of newly issued common stock of Wolfpack. Under the terms of the agreements, JetCo shareholders will own approximately 57% of the capital stock of Wolfpack on a fully diluted basis. The acquisition is subject to several conditions, including JetCo acquiring businesses with revenues of an aggregate of at least $1,000,000.

     E-Z Fon provides prepaid local telephone service to just over 1,100 customers in Texas. Revenues for the first quarter were approximately $206,000 and net profits were approximately $33,000. Revenues for last year were approximately $211,000 with a net loss of approximately $9,000.

     E-Z Wireless is a prepaid cellular phone service provider operating in Texas and has service agreements in seven other states. Revenues were approximately $115,000 for the first quarter and $122,000 from inception (July
1999) through December 1999. E-Z Wireless broke even during those periods.

     JetCo plans to acquire several customer bases and distribution channels in Texas and throughout the United States with the goal of obtaining 50,000 customers by the end of 2000.

     JetCo has also developed proprietary Integrated Communications Provider software, which JetCo anticipates will be completed during the second quarter. The software, along with the anticipated new service agreements will enable E-Z Fon to provide local phone service, long distance, wireless, paging, Internet and satellite television services to both prepaid and conventional invoiced residential customers.

     We have also acquired 7,000,000 shares of JetCo common stock at an effective price of $0.10 per share for the purpose of financing the JetCo acquisitions, including the acquisition of the E-Z Fon business operations. The 7,000,000 shares of JetCo acquired by us is approximately 43% of JetCo's outstanding common stock. We were granted an option to purchase up to 5,500,000 shares of the common stock of JetCo at $0.10 per share until June 30, 2001, or the option may terminate earlier if JetCo closes the acquisitions by June 30, 2000. We have exercised a portion of the option. Of the 7,000,000 shares of JetCo common stock owned by Wolfpack, 3,000,000 shares were acquired by exercising a portion of the Option. Under the Option, there are remaining 2,500,000 shares of JetCom common stock which we may purchase at $0.10 per share prior to the termination of the Option.

     For the next 12 months, we plan to focus on completing the acquisition of JetCo and expand the operations of JetCo. To a lesser extent, we will seek to expand the business of Dina Porter which includes:

  . obtaining new customers for the sale of products through our retail store by continuing our marketing efforts through direct mail and plans to build Dina Porter's retail merchandising business by opening additional stores in the same geographic area and in other locations in North Carolina,
  . enhancing our sources for inventory, and . pursuing and finding a management team to continue the process of completing its marketing goals and to market limited quantities of expanded lines of merchandise.

     We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including:

  .  completion of the acquisition of JetCo;
  .  financing of JetCo's desired growth in customer base and distribution;
  . whether and when new products are successfully integrated and accepted by Dina Porter's present clientele and intended targeted market for new stores;
  .  continued market acceptance of current products;
  . competitive pressures on pricing; and . changes in the mix of products sold.

     Operating results would also be adversely affected by a downturn in the market in general. Because we continue to increase our operating expenses for personnel and other general and administrative expenses, our operating results would be adversely affected if our sales did not correspondingly increase. Our limited operating history makes accurate prediction of future operating results difficult or impossible.

     Results of Operations

     Results of operations for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

     For the three months ended March 31, 1999 and 2000, AAM was inactive.

     For the three months ended March 31, 2000, we generated net sales of $153,700 as compared to $139,185 for the three months ended March 31, 1999 representing a increase of $14,515 or approximately 10.4%. Our cost of goods sold for the three months ended March 31, 2000 was $89,607 or 60.3% of net sales as compared to $82,021 or 58.9% of net sales for the three months ended March 31, 1999. Our gross profit on sales was $64,093 or 41.7% of sales for the three months ended March 31, 2000 as compared to $57,164 or 41.1% for the three months ended March 31, 1999.

     Our general and administrative costs aggregated approximately $85,132, or 55.4% of net sales, for the three months ended March 31, 2000 as compared to $58,289, 0r 41.9% of net sales, for the three months ended March, 1999 representing an increase of $26,843. This increase is a result of expenses incurred in connection with the acquisitions and stock offerings, and increased spending by the Dina Porter operations for advertising, sales help and costs of handling credit cards.

     Liquidity and Capital Resources

     We increased cash by $39,449 from a balance of $142,997 at December 31, 1999 to $182,446 at March 31, 2000 through the process of receiving net cash from the sale of shares of common stock aggregating $455,500, which was mostly offset by the negative net cash outflow from operations of $41,272.

     We expended $400,000 as an investment towards the acquisition of Jetco and the purchases of fixed assets and leasehold improvements aggregating $24,779.

     We anticipate that with the completion of our private placement offering consisting of up to 3,000,000 shares of common stock aggregating $750,000, we will be in a position to complete our acquisition of JetCo. To fund the desired growth of JetCo and our other operating subsidiaries and to satisfy our working capital and capital expenditure requirements, we will be required to sell additional equity or debt securities. We can not be certain that such financing will be available on satisfactory terms, if at all.

     Year 2000 Issues

     We have completed our assessment of Year 2000 compliance with respect to our products that are currently being sold to customers and has concluded that all significant products are compliant. We also believe that JetCo has completed its assessment of Year 2000 compliance with respect to its products and has concluded that all significant products are compliant. With respect to other third parties, we have identified and contacted its significant suppliers to determine the extent to which we may be vulnerable to such third parties' failure to address their own year 2000 issues. We did not experience any material failures as a result of the change to 2000. We, however, intend to continue to monitor its Year 2000 compliance and Year 2000 compliance of its significant suppliers.

     Based upon our current estimates, additional out-of-pocket costs associated with its Year 2000 compliance are expected to be immaterial. Such costs do not include internal management time, which is not expected to be material to our results of operations or financial condition. We believe that our most significant risk with respect to Year 2000 issues relates to the performance and readiness status of third parties. As with all manufacturing and wholesale companies, a reasonable worst case Year 2000 scenario would be the result of failures of third parties (including without limitation, governmental entities, utilities and entities with which we have no direct involvement) that negatively impact our operations, or events affecting regional, national or global economies generally. The impact of these failures cannot be estimated at this time; however, we continually reevaluate our contingency plans to limit, to the extent practicable, the financial impact of these failures on our results of operations. Any such plans would necessarily be limited to matters over which we can reasonably control.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 2000, we offered in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 promulgated under the Securities Act up to 750,000 shares of our common stock at an offering price of $0.25 per share for an aggregate gross proceeds of up to $3,000,000. As of the end of March 31, 2000, we sold 1,822,00 shares for an aggregate gross proceeds of $455,500. Subsequent to March 31, 2000, we sold an additional 800,000 shares for an aggregate gross proceeds of $200,000.

ITEM 3.   DEFAULTS IN SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     27    Financial Data Schedule

(b)  Reports on Form 8-K.

     On April 22, 2000, we filed a Current Report on Form 8-K under Items 1 and 2 disclosing the transaction with JetCo Communications Corporation. The date of the Report was April 17, 2000.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WOLFPACK CORPORATION


Dated: May 25, 2000                By: /s/ PETER L. COKER
                                       ------------------
                                       Peter L. Coker
                                       President and Chief Financial Officer

EXHIBIT INDEX


27   Financial Data Schedule