Form 10QSB
period 2000-06-30
WOLFPACK CORP
filed 2000-09-12
CIK 1085258

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2000

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

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of September 8, 2000, there were 18,552,570 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                             WOLFPACK CORPORATION
                 JUNE 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
                               TABLE OF CONTENTS

                                                                     Page Number

          Special Note Regarding Forward Looking Information.................  3

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements...............................................  4
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................ 14
Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 18

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 18
Item 2.   Changes in Securities and Use of Proceeds.......................... 18
Item 3.   Defaults Upon Senior Securities.................................... 18
Item 4.   Submission of Matters to a Vote of Security Holders................ 18
Item 5.   Other Informations................................................. 18
Item 6.   Exhibits and Reports on Form 8-K................................... 18

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Report of Reviewing Independent Accountant..........................  5
         Combined and Consolidated Balance Sheet as of June 30, 2000.........  6
         Combined and Consolidated Statements of Operations
           for the three months ended June 30, 2000 and 1999.................  7
         Combined and Consolidated Statements of Cash Flows
           for the three months ended June 30, 2000 and 1999.................  8
         Combined and Consolidated Statement of Stockholder Equity...........  9
         Notes to Consolidated Financial Statements.......................... 10

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Wolfpack Corporation:

I have reviewed the accompanying consolidated balance sheet of Wolfpack Corporation as of June 30, 2000, and the related consolidated statements of operations and of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on my review, I are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

I previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated March 31, 2000, I expressed an unqualified opinion on those consolidated financial statements. In my opinion, the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Thomas Monahan
Certified Public Accountant


Paterson, New Jersey
August 25, 2000

                                    WOLFPACK CORPORATION
                          COMBINED AND CONSOLIDATED BALANCE SHEET


                                                                                  June 30,
                                                                  December 31,      2000
                                                                     1999         Unaudited
                                                                  ------------    ----------
                             Assets
Current assets
  Cash and cash equivalents                                          $ 142,996   $  300,588
  Accounts receivable                                                               158,616
  Inventory                                                            119,714      184,341
  Prepaid expense                                                                    22,725
  Officer loan receivable                                               50,375       66,300
                                                                     ---------   ----------
  Current assets                                                       313,085      732,570
Property  and equipment-net                                             32,023       97,344

Other assets
  Software developed for internal use                                               493,278
  Regulatory license                                                                 23,000
  Costs of acquiring customer data base                                             257,720
  Goodwill                                                                              200
  Investments in subsidiary                                                          26,594
  Security deposits                                                      5,500       13,400
                                                                     ---------   ----------
Total other assets                                                       5,500      814,192
                                                                     ---------   ----------
Total assets                                                         $ 350,608   $1,644,106
                                                                     =========   ==========

                Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                   $   3,580   $  192,937
  Officer loan payable                                                               52,000
                                                                                 ----------
                                                                         3,580      244,937
Stockholders' equity
Preferred stock - authorized 5,000,000 shares, $.001 per share each. At December 31, 1998 and June 30, 2000  there were  -0-
 shares outstanding respectively
Common Stock authorized 20,000,000 shares,  $0.001 par value each. At December 31, 1999 and June 30, 2000, there are
 5,311,400 and 18,552,570 shares outstanding respectively.               5,311       18,552


Additional paid in capital                                             584,471    1,663,645
Retained earnings                                                     (242,754)    (283,028)
                                                                     ---------   ----------
Total stockholders' equity                                             347,028    1,399,169
                                                                     ---------   ----------
Total liabilities and stockholders' equity                           $ 350,608   $1,644,106
                                                                     =========   ==========

             See accompanying notes to financial statements

                             WOLFPACK CORPORATION
               COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS
                                   Unaudited

                                                                   For the six    For the six
                                                                   months ended   months ended
                                                                     June 30,        June 30,
                                                                       1999           2000
                                                                    Unaudited       Unaudited
                                                                   ------------   ------------
Revenue                                                              $  316,119    $   954,522

Costs of goods sold                                                     186,281        449,799
                                                                     ----------    -----------

Gross profit                                                            129,718        504,723

Operations:
  General and administrative                                            214,242        540,078
  Non cash consideration legal expense                                    5,000
  Depreciation                                                            4,200          4,924
                                                                     ----------    -----------
  Total expenses                                                        223,442        545,002

Income (loss) from operations and before corporate income taxes         (93,724)       (40,279)

Other income
  Interest income                                                         1,388          1,995
  Interest expense                                                                      (2,000)
                                                                     ----------    -----------
Total other income                                                        1,388             (5)
                                                                     ----------    -----------


Net income (loss)                                                    $  (92,336)   $   (40,274)
                                                                     ==========    ===========

Net income (loss) per share-basic                                        $(0.02)        $(0.00)
                                                                     ==========    ===========
Number of shares outstanding-basic                                    4,795,000     15,802,570
                                                                     ==========    ===========


                See accompanying notes to financial statements

                              WOLFPACK CORPORATION
               COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited

                                                                    For the six     For the six
                                                                    months ended   months ended
                                                                   June 30, 1999   June 30, 2000
                                                                   --------------  --------------
CASH FLOWS FROM OPERATING Net income (loss) per share ACTIVITIES
  Net income (loss)                                                     $(92,336)        (40,274)
  Interest expense                                                                         2,000
  Non cash payment of legal expenses                                    $  5,000
  Depreciation                                                             4,200           4,924
Adjustments to reconcile net income (loss) to net cash
  Accounts receivable                                                                   (158,616)
  Inventory                                                              (59,136)        (64,627)
  Prepaid expenses                                                        28,546         (22,725)
  Accounts payable                                                        27,351         189,357
                                                                        --------       ---------
TOTAL CASH FLOWS FROM OPERATIONS                                         (86,375)        (89,961)

CASH FLOWS FROM INVESTING ACTIVITIES
  Software developed for internal use                                                   (151,063)
  Purchase of regulatory license                                                         (23,000)
  Cost of acquiring customer data base                                                  (257,720)
  Security deposits                                                                       (7,900)
  Officer loan receivable                                                                (15,925)
  Investment in subsidiary                                                               (26,594)
  Purchase of assets                                                                     (70,245)
                                                                                       ---------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                              (552,447)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of shares of common stock net of offering expenses                244,027         750,000
  Officer loan payable                                                                    50,000
                                                                                       ---------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                               244,027         800,000

NET INCREASE (DECREASE) IN CASH                                          152,652         157,592
CASH BALANCE BEGINNING OF PERIOD                                         132,070         142,996
                                                                        --------       ---------
CASH BALANCE END OF PERIOD                                              $284,722       $ 300,588
                                                                        ========       =========


                See accompanying notes to financial statements

                              WOLFPACK CORPORATION
           COMBINED AND CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY


                       Preferred  Preferred    Common     Common Additional     Retained
        Date             stock      stock      stock       paid in capital      earnings       Total


Issuance of shares
for acquisitions          -0-      $ -0-      2,000,000  $2,000    $281,165                   $283,165

Net Income
Balance                                                                                74           74
                       ---------  ---------  ----------  ------    --------     ---------   ----------
12-31-1998                -0-      $ -0-      2,000,000  $2,000    $281,165           $74     $283,239
                       =========  =========  ==========  ======    ========     =========   ==========

Balances 1-4-1999         -0-      $ -0-      2,000,000  $2,000    $281,165           $74     $283,239

Sale of shares                                3,311,400   3,311     338,779                    342,090

Offering expenses                                                   (35,473)                   (35,473)

Net loss                                                                        $(242,828)    (242,828)
                       ---------  ---------  ----------  ------    --------     ---------   ----------
12-31-1999                -0-      $ -0-      5,311,400  $5,311    $584,471      (242,754)    $347,028


Sale of shares                                3,000,000   3,000     747,000                    750,000
Issuance of shares
for acquisition                              10,241,170  10,241     332,174                    342,415

Net loss                                                                          (40,274)     (40,274)
                       ---------  ---------  ----------  ------    --------     ---------   ----------
6-30-2000                 -0-      $ -0-     18,552,570 $18,552  $1,663,645     $(283,028)  $1,399,169


                See accompanying notes to financial statements

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

Note 2 - Commitments and Contingencies

Lease Agreements

     On June 26, 1995, Susan H. Coker d/b/a/ Dina Porter entered into a lease agreement for 4,251 square feet of retail space at The Cameron Village Shopping Center at 446 Daniel Street, Raleigh, North Carolina with an unrelated party for a period of 5 years beginning October 1, 1995 and ending September 30, 2000 for a rental of $4,530 per month. The lease requires a security deposit of $4,530. As of June 30, 2000, the Company has closed this retail store in Raleigh, North Carolina.

     The Company has entered into an additional lease for 1,200 square feet of retail space at 400 South Elliot Road, Chapel Hill, North Carolina at a monthly rent of $2,000.

     AAM occupies office space at 17 Glenwood Avenue, Raleigh, North Carolina 27603.

     Jetco occupies 13,000 square feet of office and warehouse facilities at 2474 Mnana Drive, Dallas Texas 75220 pursuant to a 3 year lease dated May, 2000 which requires monthly rental of $5,600.

Note 3 - Inventory

     Inventory for Dina Porter has been recorded at the lower of cost or market under the first- in first-out method. At December 31, 1999 and June 30, 2000, inventory of goods available for sale was $119,714 and $118,334 respectively.

     Inventory for Jetco has been recorded at the lower of cost or market. At December 31, 1999 and June 30, 2000, inventory of goods available for sale was $-0- and $66,007 respectively.

Note 4 - Property and Equipment

     Property and Equipment for the Company consisted of the following at December 31, 1999:

                                                                                     Accumulated

                                                                          Asset     Depreciation     Balance
                                                                        ----------   ------------    ---------
Vehicles                                                                $35,139        $12,048      $23,091

Furniture and fixtures                                                    6,444         10,115        6,329
Leasehold Improvements                                                    7,358          4,755        2,603
                                                                     ----------   ------------    ---------
   Total                                                                $58,941        $26,918      $32,023

Property and Equipment for Dina Porter consisted of the following at June 30, 2000:



                                                                                 Accumulated

                                                                      Asset     depreciation    Balance
                                                                   --------     ------------    -------
 Vehicles                                                            $35,139        $13,805      $21,334

 Furniture and fixtures                                               41,172        $10,937      $30,235

 Leasehold Improvements                                                7,358          5,123      $ 2,235
                                                                    --------     ----------     --------

 Total                                                               $83,669        $29,865      $53,804
                                                                    ========     ==========     ========

Property and Equipment for Jetco consisted of the following at June 30, 2000:

                                                                                     Accumulated

                                                                           Asset    depreciation  Balance
                                                                         --------   ------------  -------
Office Equipment, Furniture and fixtures                                 $49,001     $   504       $48,497

Leasehold Improvements                                                    21,244         -0-        21,244
                                                                        --------     --------      -------
  Total                                                                  $70,245     $   504       $69,741
                                                                        ========     ========      =======

Note 5 - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At June 30, 2000, the Company has net operating loss carry forwards for income tax purposes of $283,028. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of June 30, 2000 are as follows:

     Deferred tax asset:

     Net operating loss carry forward                              $ 96,230

     Valuation allowance                                           $(96,230)
                                                                   --------


     Net deferred tax asset                                        $  -0-

     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to June 30, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

     The Company recognized no income tax benefit for the loss generated for the nine months ended June 30, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company's subsidiary AAM has yet to recognize any revenue from operations and Dina Porter will be expending greater amounts of cash to expand operations, increase cash expended for advertising, labor, and other pre opening expenses to open new stores, the Company believes that a full valuation allowance should be provided.

Note 6 - Private Placement

     The Company is conducting an offering of up to 3,000,000 shares of its Common Stock, par value $.001 per share (the "Shares"), at an offering price of $.25 per share (the Offering") pursuant to Rule 506 of Regulation D of the General Rules and Regulations of the Securities and exchange Commission.

     As of June 30, 2000, the Company has sold 3,000,000 shares of common stock for an aggregate consideration of $750,000.

Note 7 - Acquisition of JetCo Communications Corporation

     The Company has completed the acquisition of JetCo Communications Corporation, a Texas corporation, ("JetCo"). The Company has acquired all of the issued and outstanding capital stock of JetCo, including its subsidiaries, which do business under the names E-Z Fon Services, Inc. ("E-Z Fon") and E-Z Wireless, Inc. ("E-Z Wireless"). For the purchase of JetCo's capital stock, JetCo shareholders received 10,241,170 shares of newly issued common stock of the Company. As a result, the former JetCo shareholders own approximately 57% of the capital stock of Wolfpack. William W. Evans, the President of JetCo, received 8,691,170 shares of Wolfpack common stock, approximately 48% of the capital stock of Wolfpack, giving Mr. Evans effective control over matters submitted to the shareholders.

     The acquisition has been accounted for using the pooling of interest method. As such, the historical costs of the companies assets and liabilities have been combined and become the recorded amounts of the combined company's assets and liabilities for all periods presented. Prior to January 1, 2000, the assets and liabilities and results of operations for Jetco were nil. The effects of intercompany transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented were eliminated to the extent possible.

     E-Z Fon provides prepaid local telephone service to approximately 5,000 customers in Texas.

     E-Z Wireless is a prepaid cellular phone service provider operating in Texas and has service agreements in seven other states. JetCo has recently completed an acquisition of 3,000 customers and distribution channels with outlets in each major city in Texas.

     JetCo is currently licensed to provide phone service in Texas and has applied for a similar license in 23 additional states.

     JetCo has also developed proprietary Integrated Communications Provider software, which JetCo anticipates will be completed during the second quarter. The software, along with the anticipated new service agreements will enable E-Z Fon to provide local phone service, long distance, wireless, paging, Internet and satellite television services to both prepaid and conventional invoiced residential customers. JetCo has made enhancements to its software to allow customers to choose services by the Internet.

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

 .    our JetCo Communications Corporation ("JetCo") subsidiary.

Dina Porter

     Dina Porter, a retailer of high quality women's fashion apparel and accessories, is an operating entity with business operation going back to 1995 and with increased revenue for the years ended December 31, 1998 and 1999.

During this period, we devoted the majority of our efforts to:

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

JetCo

     We completed the acquisition of JetCo Communications Corporation, a Texas corporation, ("JetCo"). The Company has acquired all of the issued and outstanding capital stock of JetCo, including its subsidiaries, which do business under the names E-Z Fon Services, Inc. ("E-Z Fon") and E-Z Wireless, Inc. ("E-Z Wireless"). For the purchase of JetCo's capital stock, JetCo shareholders received 10,241,170 shares of newly issued common stock of the Company. As a result, the former JetCo shareholders own approximately 57% of the capital stock of Wolfpack. William W. Evans, the President of JetCo, received 8,691,170 shares of Wolfpack common stock, approximately 48% of the capital stock of Wolfpack, giving Mr. Evans effective control over matters submitted to the shareholders.

     The acquisition has been accounted for using the pooling of interest method. As such, the historical costs of the companies assets and liabilities have been combined and become the recorded amounts of the combined company's assets and liabilities for all periods presented. Prior to January 1, 2000, the assets and liabilities and results of operations for Jetco were nil. The effects of intercompany transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings at the beginning of the periods presented were eliminated to the extent possible.

     E-Z Fon provides prepaid local telephone service to approximately 5,000 customers in Texas. E-Z Wireless is a prepaid cellular phone service provider operating in Texas and has service agreements in seven other states. JetCo has recently completed an acquisition of 3,000 customers and distribution channels with outlets in each major city in Texas. JetCo is currently licensed to provide phone service in Texas and has applied for a similar license in 23 additional states.

     JetCo has also developed proprietary Integrated Communications Provider software, which JetCo anticipates will be completed during the second quarter. The software, along with the anticipated new service agreements will enable E-Z Fon to provide local phone service, long distance, wireless, paging, Internet and satellite television services to both prepaid and conventional invoiced residential customers. JetCo has made enhancements to its software to allow customers to choose services by the Internet.

     For the next 12 months, we plan to focus on expanding the operations of JetCo. To a lesser extent, we will seek to expand the business of Dina Porter which includes:

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

Results of Operations

     Results of operations for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

     For the six months ended June 30, 1999 and 2000, AAM was inactive.

     For the six months ended June 30, 1999 and 2000, results of operations for Dina Porter were as follows:

     For the six months ended June 30, 2000, we generated net sales of $386,138 as compared to $316,119 for the six months ended June 30, 1999 representing a increase of $70,019 or approximately 22.1%. Our cost of goods sold for the six months ended June 30, 2000 was $221,078 or 57.3% of net sales as compared to $186,281 or 58.9% of net sales for the six months ended June 30, 1999. Our gross profit on sales was $165,060 or 42.7% of sales for the six months ended June 30, 2000 as compared to $129,718 or 41.0% for the six months ended June 30, 1999.

     General and administrative costs aggregated approximately $226,594, or 58.7% of net sales, for the six months ended June 30, 2000 as compared to $214,242, or 67.8% of net sales, for the six months ended June 30, 1999 representing an increase of $12,352. This increase is a result of expenses incurred in connection with the acquisitions and stock offerings, and increased spending by the Dina Porter operations for advertising, sales help and costs of handling credit cards.

     Results of operations for Jetco for the six months ended June 30, 2000

     For the six months ended June 30, 1999, Jetco's results of operations were nil.

     For the six months ended June 30, 2000, we generated net sales of $568,384. Our cost of goods and services sold for the six months ended June 30, 2000 was $228,721 or 40.2% of net sales. Our gross profit on sales was $339,663 or 59.8% of sales for the six months ended June 30, 2000.

     General and administrative costs aggregated approximately $313,484, or 55.2% of net sales, for the six months ended June 30, 2000. This represents monies essentially being spent as follows: $15,192 for advertising; $5,748 for promotion; $228,421 for salaries and payroll taxes and $19,686 for communications.

Liquidity and Capital Resources

     We increased cash by $157,592 from a balance of $142,997 at December 31, 1999 to $300,588 at June 30, 2000 through the process of receiving net cash from the sale of shares of common stock aggregating $750,000 and an officer loan of $50,000, which was mostly offset by the negative net cash outflow from operations of $89,961.

     We expended approximately $552,447 as an investment towards the acquisition of assets for Jetco Jetco including: $151,063 for development for software to used for the internal operations of Jetco; $23,000 for the purchase of a regulatory license; $257,720 for the purchase of customer data bases; $7,900 in security deposits; increasing the officer loan receivable by $15,925; making an investment in a subsidiary of $26,594 and purchase of fixed assets of $70,245.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     We completed a private placement of 3,000,000 shares of our common stock raising gross proceeds of $750,000. The private placement was completed in June 2000.

     We offered and sold 10,241,170 shares of common stock for the acquisition of JetCo Communications Corporation, The closing of the acquisition was on June 22, 2000.

     Each of the above issuances of securities was exempt from registration under the 1933 Act by virtue of the exemption under Section 4(2).

ITEM 3.   DEFAULTS IN SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     27     Financial Data Schedule

(b)  Reports on Form 8-K.

     On July 7, 2000, we filed a Current Report on Form 8-K under Items 1 and 2 disclosing the acquisition of JetCo Communications Corporation. The date of the Report was June 22, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WOLFPACK CORPORATION



Dated: September 8, 2000            By: /s/ PETER L. COKER

                                    Peter L. Coker

                                    President and Chief Financial Officer

EXHIBIT INDEX


27           Financial Data Schedule