Form 10QSB
period 2000-09-30
WOLFPACK CORP
filed 2000-11-20
CIK 1085258

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2000

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

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of November 15, 2000, there were 18,552,570 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                             WOLFPACK CORPORATION
              September 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
                               TABLE OF CONTENTS

                                                                     Page Number

          Special Note Regarding Forward Looking Statements..................  3

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements...............................................  4
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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Report of Reviewing Independent Accountant...............................  5
         Combined and Consolidated Balance Sheet as of September 30, 2000.........  6
         Combined and Consolidated Statements of Operations
           for the three months ended September 30, 2000 and 1999.................  7
         Combined and Consolidated Statements of Cash Flows
           for the three months ended September 30, 2000 and 1999.................  8
         Combined and Consolidated Statement of Stockholder Equity................  9
         Notes to Consolidated Financial Statements............................... 10

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Wolfpack Corporation:

I have reviewed the accompanying consolidated balance sheet of Wolfpack Corporation as of September 30, 2000, and the related consolidated statements of operations and of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



/s/ Thomas Monahan
Certified Public Accountant


Paterson, New Jersey
November 13, 2000

                             WOLFPACK CORPORATION
                    COMBINED AND CONSOLIDATED BALANCE SHEET

                                                                                September 30,
                                                                  December 31,      2000
                                                                     1999         Unaudited
                                                                  ------------    ----------
                             Assets
Current assets
  Cash and cash equivalents                                          $ 142,996   $  207,289
  Accounts receivable                                                               363,555
  Inventory                                                            119,714      183,655
  Prepaid expense                                                                    17,559
  Officer loan receivable                                               50,375
                                                                     ---------   ----------
  Current assets                                                       313,085      772,058
Property  and equipment-net                                             32,023      281,632

Other assets
  Software developed for internal use                                               530,990
  Regulatory license                                                                 23,000
  Costs of acquiring customer data base                                             267,720
  Goodwill                                                                              200
  Investments in subsidiary                                                          26,594
  Security deposits                                                      5,500       13,400
                                                                     ---------   ----------
Total other assets                                                       5,500      861,904
                                                                     ---------   ----------
Total assets                                                         $ 350,608   $1,915,594
                                                                     =========   ==========

                Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                   $   3,580   $  591,958
  Officer loan payable                                                               54,000
                                                                         -----      -------
                                                                         3,580      645,958
Stockholders' equity
Preferred stock - authorized 5,000,000 shares, $.001 per share each. At December 31, 1998 and September 30, 2000  there were  -0-
 shares outstanding respectively
Common Stock authorized 20,000,000 shares,  $0.001 par value each. At December 31, 1999 and September 30, 2000, there are
 5,311,400 and 18,552,570 shares outstanding respectively.               5,311       18,552


Additional paid in capital                                             584,471    1,663,645
Retained earnings                                                     (242,754)    (412,561)
                                                                     ---------   ----------
Total stockholders' equity                                             347,028    1,269,636
                                                                     ---------   ----------
Total liabilities and stockholders' equity                           $ 350,608   $1,915,594
                                                                     =========   ==========

             See accompanying notes to financial statements

                             WOLFPACK CORPORATION
               COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   For the nine    For the nine
                                                                   months ended   months ended
                                                                  September 30,   September 30,
                                                                       1999           2000
                                                                    Unaudited       Unaudited
                                                                   ------------   ------------
Revenue                                                              $  449,493    $ 1,750,964

Costs of goods sold                                                     269,696        920,253
                                                                     ----------    -----------

Gross profit                                                            179,797        830,711

Operations:
  General and administrative                                            316,156        970,992
  Depreciation                                                            8,400         28,388
                                                                     ----------    -----------
  Total expenses                                                        324,556        999,380

Income (loss) from operations and before corporate income taxes        (144,759)      (168,669)

Other income
  Interest income                                                         2,371          2,862
  Interest expense                                                                      (4,000)
                                                                     ----------    -----------
Total other income                                                        2,371         (1,138)
                                                                     ----------    -----------


Net income (loss)                                                    $ (142,388)   $  (169,807)
                                                                     ==========    ===========

Net income (loss) per share-basic                                        $(0.02)        $(0.01)
                                                                     ==========    ===========
Number of shares outstanding-basic                                    3,850,222     15,802,570
                                                                     ==========    ===========


                See accompanying notes to financial statements

                             WOLFPACK CORPORATION
               COMBINED AND CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  For the three   For the three
                                                                   months ended   months ended
                                                                  September 30,   September 30,
                                                                       1999           2000
                                                                    Unaudited       Unaudited
                                                                   ------------   ------------
Revenue                                                              $  133,374    $   796,438

Costs of goods sold                                                      83,415        470,912
                                                                     ----------    -----------

Gross profit                                                             50,079        325,530

Operations:
  General and administrative                                             96,914        430,657
  Depreciation                                                            4,200         23,464
                                                                     ----------    -----------
  Total expenses                                                        101,114        454,121

Income (loss) from operations and before corporate income taxes         (51,035)      (128,591)

Other income
  Interest income                                                           983            867
  Interest expense                                                                      (2,000)
                                                                     ----------    -----------
Total other income                                                          983         (1,133)
                                                                     ----------    -----------


Net income (loss)                                                    $  (50,052)   $  (129,734)
                                                                     ==========    ===========

Net income (loss) per share-basic                                        $(0.01)        $(0.01)
                                                                     ==========    ===========
Number of shares outstanding-basic                                    3,850,222     15,802,570
                                                                     ==========    ===========

                See accompanying notes to financial statements

                             WOLFPACK CORPORATION
               COMBINED AND CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Unaudited

                                                                          For the nine        For the nine
                                                                          months ended        months ended
                                                                       September 30, 1999   September 30, 2000
                                                                       ------------------   ------------------
CASH FLOWS FROM OPERATING Net income (loss) per share ACTIVITIES
  Net income (loss)                                                         $(142,388)           (169,807)
  Interest expense                                                                                  4,000
  Non cash payment of legal expenses
  Depreciation                                                                  8,400              28,388
Adjustments to reconcile net income (loss) to net cash
  Accounts receivable                                                                            (363,555)
  Inventory                                                                   (61,135)            (63,941)
  Prepaid expenses                                                             43,092             (17,559)
  Officer loan receivable                                                     (94,500)
  Accounts payable                                                                 20             588,378
                                                                             --------           ---------
TOTAL CASH FLOWS FROM OPERATIONS                                             (246,551)              5,904

CASH FLOWS FROM INVESTING ACTIVITIES
  Software developed for internal use                                                            (188,775)
  Purchase of regulatory license                                                                  (23,000)
  Cost of acquiring customer data base                                                           (267,720)
  Security deposits                                                                                (7,900)
  Officer loan receivable                                                                          50,375
  Investment in subsidiary                                                                        (26,594)
  Purchase of assets                                                                             (277,997)
                                                                                                ---------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                                       (741,611)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of shares of common stock net of offering expenses                     267,267             750,000
  Officer loan payable                                                                             50,000
                                                                            ---------            --------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                    267,267             800,000

NET INCREASE (DECREASE) IN CASH                                                20,716              64,293
CASH BALANCE BEGINNING OF PERIOD                                              132,070             142,996
                                                                             --------           ---------
CASH BALANCE END OF PERIOD                                                   $152,786           $ 207,289
                                                                             ========           =========

                See accompanying notes to financial statements

                             WOLFPACK CORPORATION
          COMBINED AND CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                       Preferred  Preferred    Common     Common Additional     Retained
        Date             stock      stock      stock       paid in capital      earnings       Total

Issuance of shares
for acquisitions          -0-      $ -0-      2,000,000  $2,000    $281,165                   $283,165

Net Income
Balance                                                                                74           74
                       ---------  ---------  ----------  ------    --------     ---------   ----------
12-31-1998                -0-      $ -0-      2,000,000  $2,000    $281,165           $74     $283,239
                       =========  =========  ==========  ======    ========     =========   ==========

Balances 1-4-1999         -0-      $ -0-      2,000,000  $2,000    $281,165           $74     $283,239

Sale of shares                                3,311,400   3,311     338,779                    342,090

Offering expenses                                                   (35,473)                   (35,473)

Net loss                                                                        $(242,828)    (242,828)
                       ---------  ---------  ----------  ------    --------     ---------   ----------
12-31-1999                -0-      $ -0-      5,311,400  $5,311    $584,471      (242,754)    $347,028
Unaudited

Sale of shares                                3,000,000   3,000     747,000                    750,000
Issuance of shares
for acquisition                              10,241,170  10,241     332,174                    342,415

Net loss                                                                         (169,807)    (169,807)
                       ---------  ---------  ----------  ------    --------     ---------   ----------
9-30-2000                 -0-      $ -0-     18,552,570 $18,552  $1,663,645     $(412,561)  $1,269,636

                See accompanying notes to financial statements

                             WOLFPACK CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2000


Note 1 - Basis of Presentation

     The accompanying unaudited financial statements of Wolfpack Corporation (the "Company") reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note 3 - Inventory

     Inventory for Dina Porter has been recorded at the lower of cost or market under the first- in first-out method. At December 31, 1999 and September 30, 2000, inventory of goods available for sale was $119,714 and $133,473 respectively.

     Inventory for Jetco has been recorded at the lower of cost or market. At December 31, 1999 and September 30, 2000, inventory of goods available for sale was $-0- and $50,182 respectively.

Note 4 - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At September 30, 2000, the Company has net operating loss carry forwards for income tax purposes of $412,561. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of September 30, 2000 are as follows:

     Deferred tax asset:

     Net operating loss carry forward                              $ 140,270

     Valuation allowance                                           $(140,270)
                                                                   ---------


     Net deferred tax asset                                        $  -0-

     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to September 30, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report which are not statements of historical fact are forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on Page 3.

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

JetCo

     We completed the acquisition of JetCo Communications Corporation, a Texas corporation, ("JetCo"). We have acquired all of the issued and outstanding capital stock of JetCo, including its subsidiaries, which do business under the names E-Z Fon Services, Inc. ("E-Z Fon") and E-Z Wireless, Inc. ("E-Z Wireless"). For the purchase of JetCo's capital stock, JetCo shareholders received 10,241,170 shares of newly issued common stock. As a result, the former JetCo shareholders own approximately 57% of the capital stock of Wolfpack. William W. Evans, the President of JetCo, received 8,691,170 shares of Wolfpack common stock, approximately 48% of the capital stock of Wolfpack, giving Mr. Evans effective control over matters submitted to the shareholders.

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

Results of Operations

     Results of operations for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

     For the nine months ended September 30, 1999 and 2000, AAM was inactive.

     For the nine months ended September 30, 1999 and 2000, results of operations for Dina Porter were as follows:

     For the nine months ended September 30, 2000, we generated net sales of $500,862 as compared to $449,493 for the nine months ended September 30, 1999 representing a increase of $51,369 or approximately 11.4%. Our cost of goods sold for the nine months ended September 30, 2000 was $284,940 or 56.9% of net sales as compared to $269,696 or 60.0% of net sales for the nine months ended September 30, 1999. Our gross profit on sales was $215,922 or 43.1% of sales for the nine months ended September 30, 2000 as compared to $179,797 or 40.0% for the nine months ended September 30, 1999.

     General and administrative costs aggregated approximately $338,951, or 67.7% of net sales, for the nine months ended September 30, 2000 as compared to $316,156, or 67.8% of net sales, for the nine months ended September 30, 1999 representing an increase of $22,795. This increase is a result of expenses incurred in connection with the acquisitions and stock offerings, and increased spending by the Dina Porter operations for advertising, sales help and costs of handling credit cards.

     Results of operations for Jetco for the nine months ended September 30,
2000

     For the nine months ended September 30, 1999, Jetco's results of operations were nil.

     For the nine months ended September 30, 2000, we generated net sales of $1,250,102. Our cost of goods and services sold for the nine months ended September 30, 2000 was $635,771 or 50.9% of net sales. Our gross profit on sales was $614,331 or 49.1% of sales for the nine months ended September 30, 2000.

     General and administrative costs aggregated approximately $631,784, or 50.5% of net sales, for the nine months ended September 30, 2000. This represents monies essentially being spent as follows: $52,347 for promotion; $15,849 for professional;$42,108 for rent; $429,650 for salaries and payroll taxes; $49,718 for communications and $42,112 for office expenses.

Liquidity and Capital Resources

     We increased cash by $64,293 from a balance of $142,997 at December 31, 1999 to $207,289 at September 30, 2000 through the process of receiving net cash from the sale of shares of common stock aggregating $750,000 and an officer loan of $50,000, which was mostly offset by the negative net cash outflow from operations of $89,961.

     We expended approximately $741,611 as an investment towards the acquisition of assets for Jetco Jetco including: $188,775 for development for software to used for the internal operations of Jetco; $23,000 for the purchase of a regulatory license; $267,720 for the purchase of customer data bases; $7,900 in security deposits; decreasing the officer loan receivable by $50,375; making an investment in a subsidiary of $26,594 and purchase of fixed assets of $277,997.

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

     None.

ITEM 3.   DEFAULTS IN SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     27     Financial Data Schedule

(b)  Reports on Form 8-K.

     On September 13, 2000, we filed an amendment to the Current Report on Form 8-K filed on July 7, 2000 disclosing the financial statements for the acquisition of JetCo Communications Corporation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WOLFPACK CORPORATION



Dated: November 17, 2000            By: /s/ PETER L. COKER

                                    Peter L. Coker

                                    President and Chief Financial Officer