Form 10KSB
period 2000-12-31
WOLFPACK CORP
filed 2001-04-20
CIK 1085258

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-KSB

     (Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2000

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ________________


          Commission file number:   000-26479

                              Wolfpack Corporation

                    (Exact name of small business issuer as
                           specified in its charter)

             Delaware                                 56-2086188
   (State or other jurisdiction                      (IRS Employer
 of incorporation or organization)                 Identification No.)


The Europa Center, 100 Europa Drive, Suite 455,
       Chapel Hill, North Carolina                       27514

(Address of principal executive offices)               (Zip Code)

Issuer's telephone number:   (919) 933-2720

Securities registered under Section 12(b) of the Act:   None

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

                    Yes      X           No  __________
                         ---------

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year:  $1,023,268

     As of March 30, 2001, there were 19,147,570 shares of the registrant's common stock, par value $0.001 issued and outstanding. Of these, 6,866,400 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $4,291,500 based on an assumed market value per share of $0.625 based on the most recent sale price per share of the registrant's common stock on March 30, 2001.

Transitional Small Business Disclosure Format (check one):

Yes   __________          No      X
                              ---------


DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act")-- N/A.
        ---

                               TABLE OF CONTENTS

Item Number and Caption                                                  Page
-----------------------                                                  ----

           Special Note Regarding Forward-Looking Statements..............  4
PART I

   1. Description of Business.............................................  4

   2. Description of Property.............................................  8

   3. Legal Proceedings...................................................  8

   4. Submission of Matters to a Vote of Security Holders.................  8

PART II

   5. Market for Common Equity and Related Stockholder Matters............  9

   6. Management's Discussion and Analysis of Financial Condition and
      Results of Operations............................................... 10

   7. Financial Statements................................................ 13

   8. Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure................................................ 13

PART III

   9. Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act................... 13

  10. Executive Compensation.............................................. 15

  11. Security Ownership of Certain Beneficial Owners and Management...... 15

  12. Certain Relationships and Related Transactions...................... 17

  13. Exhibits and Reports on Form 8-K.................................... 18

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.



                                     PART I
                        ITEM 1. DESCRIPTION OF BUSINESS


The Industry

     The global telecommunications industry has undergone significant transformation and growth in recent years due to continued deregulation and technological innovation. The changing market for telecommunications services created an opportunity for the growth of alternative local phone service providers and enhanced telecommunications services providers

     A recent development in the telecommunications industry is the opening up of competition in the approximately $87 billion domestic local telecommunications market that had been traditionally the domain of the Regional Bell Operating Companies (RBOCs) and GTE. The Telecommunications Act of 1996, which was enacted in large part to increase competition in the local market segment of the telecommunications industry, provided a framework for other carriers to compete with LECs by reselling local telephone service. This has created many opportunities for alternative providers in the local services market. We believe that one source of potential customers is the unbanked consumer presently not served by the LECs. The Federal Communications Commission (the "FCC") estimates that as of November 1997, 6.3 million U.S. households did not have local telephone service, representing 6.2% of the country's total households. Many of these people are immigrants, students, temporary residents and lower-income individuals, who in many instances do not have local telephone service due to credit or identification problems. Since the enactment of the Telecommunications Act, many telecommunications companies with CLEC authority have sought to lease local phone lines from the LECs and sell service utilizing the leased lines to the unbanked consumer on a prepaid flat monthly fee basis. The companies developing local prepaid operations have generally advertised through direct response media advertising and frequently distribute their prepaid local services through payment centers such as check cashing stores, rent-to-own stores or cash transmission facilities. (See Description of Business
- - Industry Definitions).

Our History

     Wolfpack Corporation, a Delaware corporation, was formed on March 16, 1998 to acquire AAM Investment Council, Inc. ("AAM"), a dormant investment advisory business, and Dina Porter, Inc. ("Dina Porter"), a women's fashion retailer.

     In 2000, we acquired JetCo Communications Corporation, a Texas corporation ("JetCo"). JetCo has two subsidiaries: E-Z FON Services, Inc., a Texas corporation ("E-Z Fon"), which provides prepaid local telephone service to approximately 5,000 customers in Texas, and E-Z Wireless, Inc., a Texas corporation (E-Z Wireless"), a prepaid cellular phone service provider operating in Texas. During 2000, E-Z FON acquired 3,000 new customers and has established distribution channels with outlets in most major cities in Texas. E-Z FON is currently licensed to provide phone service in Texas.

     JetCo is also developing proprietary Integrated Communications Provider software (the "Software"), which JetCo anticipates will be completed during the second quarter of Fiscal year 2001. The Software, along with anticipated new service agreements, will enable E-Z FON to provide local phone service, voicemail, long distance and dial up internet service to both prepaid and conventionally invoiced residential customers.

     In conjunction with the acquisition of JetCo, we determined that it was in our best interest to concentrate on our telecommunications business. Accordingly, on October 1, 2000, we sold AAM and Dina Porter to Susan H. Coker and Peter L. Coker, Sr. Under the terms of the sale, Mr. and Mrs. Coker acquired all of the shares of common stock of Dina Porter and AAM in exchange for the assumption of all of our guarantees for the obligations of Dina Porter and AAM and 5,000 shares of our common stock.

     On January 29, 2001, we entered into an agreement to acquire BasicPhone, Inc., a Texas corporation, which provides prepaid phone service to approximately 11,000 customers in Texas, Louisiana, Kansas, Oklahoma, Missouri, Mississippi, Arkansas, Florida and Nevada. We anticipate completing the acquisition in late April 2001.

     For financial information on the operations of our lines of business, see the Consolidated Financial Statements commencing on page F-1 and the Notes thereto.

Strategic Plan

     Our plan is to acquire both prepaid local phone service and conventionally invoiced long distance telecommunications resellers and consolidate them through "roll-up" transactions. Our goal is to reduce costs by centralizing various operational functions. We also intend to re-market to conventionally invoiced business and residential customers with customized packaged telecommunications services, which include local phone service.

Operations

     Products and Telecommunication Services

     Prepaid local services. E-Z FON has CLEC authority to provide local services in Texas. Under our CLEC authority, E-Z FON leases phone lines from the local ILECs on a prepaid basis and sells prepaid local service to individual consumers. E-Z FON charges the individual consumer a one-time activation fee and monthly fees, payable in advance.

     Billing and Collection

     E-Z FON internally formats customer invoices and out-sources printing and mailing. Our customers are given several payment options. These options include payment by credit card, money order, check by phone or making a payment at any one of our "Agent" locations. Agent locations are payment centers that are located at certain check cashing establishments, cellular phone outlets, convenience stores, rent-to-own stores and other local retailers. Offering customers multiple options for making payments provides customer convenience and facilitates prompt payment.

Competition

     Competition in the telecommunications industry is intense. Hundreds of CLECs are operating now and many more will begin operations in the United States during the next several years. In the second quarter of 2001, E-Z FON will begin to provide long distance service, voice mail service and, in the third quarter, dial-up Internet service in conjunction with its current service offering of local telephone service. Many competitors already provide such services, and E-Z FON will face heavy competition. Most of E-Z FON's competitors are better financed than E-Z FON, therefore such competitors can afford to advertise on television and utilize other advertising mediums that E-Z FON cannot afford to do at this time.

Government Regulation

     The following summary of material regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or us, can be predicted at this time.

     We are a communications carrier and our services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act of 1934 (the "Communications Act"), the FCC generally exercises jurisdiction over the facilities of, and services offered by, telecommunications common carriers that provide interstate or international communications services. The state regulatory authorities retain jurisdiction over the same facilities and services to the extent they are used to provide intrastate communications.

     Federal Regulation

     Comprehensive amendments to the Communications Act were made by the Telecommunications Act of 1996 (the "Telecommunications Act"). The Telecommunications Act effected plenary changes in regulation at both the federal and state levels that affect virtually every segment of the communications industry. The stated purpose of the Telecommunications Act is to promote competition in all areas of communications and to reduce unnecessary regulation to the greatest extent possible. Among other things, the Telecommunications Act preempts, with certain exceptions, any state or local government statute or regulation prohibiting any entity from providing telecommunications service.

     The Telecommunications Act establishes a dual federal-state regulatory scheme for eliminating barriers to competition faced by competitors to ILECs and other new entrants into the local telephone market. Specifically, the Telecommunications Act requires ILECs to resell local exchange service and to provide CLECs with access to the various network elements in the ILEC's local exchange networks. Certain other obligations imposed on ILECs also apply to CLECs. These obligations include making services available for resale, allowing number portability, providing dialing parity and physical access to rights of way, and entering into reciprocal compensation arrangements with other carriers for the transport and termination of traffic on each other's facilities. These requirements may cause us to incur additional administrative and regulatory expenses. Certain aspects of the requirements of the Telecommunications Act continue to be subject to judicial review.

     State Regulation

     We are currently subject to varying levels of regulation in states in which we provide CLEC services. The vast majority of states require E-Z FON to apply for authorization to provide telecommunications services before we commence intrastate service, including local exchange services. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. Many states also impose various reporting requirements which require compliance with service standards and consumer protection rules and/or require prior approval for transfers of control of certified carriers and assignments of carrier assets. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state authorities for failure to comply with state laws, rules, regulations and policies. Fines and other penalties, including, for example, the return of all monies received for intrastate traffic from residents of the state, may be imposed for such violations.

Employees

     As of December 31, 2000 the Company employed 27 persons. Four of the Company's employees serve as officers. None of the Company's employees is a member of a labor union or covered by a collective bargaining agreement.

Industry Definitions

     The following are definitions of some of the commonly used telecommunications acronyms, which appear in annual report.

     RBOC - Regional Bell Operating Company. A service provider providing local telephone service in a geographical area or region. Regional Bell Operating Companies include: US West, Southwestern Bell, Bell South, Ameritech, Pacific Telesis and Bell Atlantic. GTE operates in all states and is considered a General Telephone Operating Company.

     IXC - Inter-Exchange Carrier. A service provider providing long distance services.

     LEC - Local Exchange Company. A service provider providing local telephone service.

     ILEC - Incumbent Local Exchange Company. A service provider historically providing local telephone service.

     CLEC - Competitive Local Exchange Company. A new form of service provider that can provide local telephone services to customers who were historically a customer of an ILEC. This type of service provider has the option to build its own facilities or buy services from the ILEC and resell those services to its customers.

     PCS - Personal Communications Service. A PCS is an advanced lower powered, higher frequency competitor to cellular service using less expensive phones with less range, lower costs and more services for the customer.

     ISP - Internet Service Provider. A company that provides Internet access to end users.

     ICP - Integrated Communications Provider. A company which provides many types of telecommunications services to customers.

                        ITEM 2. DESCRIPTION OF PROPERTY

     The Company and its Subsidiaries maintain their executive and administrative offices at The Europa Center, 100 Europa Drive, Suite 455, Chapel Hill, North Carolina 27514.

     We also occupy 13,000 square feet of office space and warehouse facilities at 2474 Manana Drive, Dallas, Texas 75220 pursuant to a three-year lease dated May 2000 at a monthly rent of $5,450.

                           ITEM 3. LEGAL PROCEEDINGS

     None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                        ITEM 5. MARKET FOR COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock has been traded on the Over-the-Counter Bulletin Board under the symbol "WLFP" since April 24, 2000. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock as reported on the Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


                                                     Common Stock
                                                 High              Low
Year Ending December 31, 2000
First Quarter                                     N/A              N/A
Second Quarter (First Available Quarter)        1.4375           .21875
Third Quarter                                     1.75            1.375
Fourth Quarter                                    1.50           .46875

Year Ending December 31, 2001
First Quarter                                    .8125              .50

     On March 30, 2001, the closing bid price of our common stock was $0.625.

Holders

     As of March 30, 2001, there were approximately 105 record holders of our common stock.

Dividends


     As of the date hereof, no cash dividends have been declared on our common stock. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by the Board of Directors out of funds legally available therefor. Under Delaware law, we may only pay dividends out of capital and surplus, or out of certain enumerated retained earnings, as those terms are defined under Delaware law. The payment of dividends on its common stock is, therefore, subject to the availability of capital and surplus or retained earnings as provided in Delaware law.

Recent sales of securities

     During 2000, the Company offered and sold 3,600,000 shares of its common stock, at a price of $0.25 per share, aggregating $900,000, pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). 600,000 of these shares were sold to Joseph F. Compagna, a Director of the Company since April 2001.

     In March 2000, the Company issued 10,241,170 shares of its common stock to the former shareholders of JetCo in exchange for all of the stock of JetCo. The common stock issued to the shareholders of JetCo were issued pursuant to an exemption from the registration requirements of the Act pursuant to Section 4(2).

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was formed on March 16, 1998, under the laws of the State of Delaware to engage in any lawful act or activity for which corporations may be organized under the Delaware General Corporation Law. The Company's principal assets consist of the assets of the Company's subsidiary, JetCo Communications Corporation and its subsidiaries, which do business under the names E-Z FON Services, Inc. and E-Z Wireless, Inc.

     We completed the acquisition of JetCo Communications Corporation, a Texas corporation ("JetCo"), effective March 31, 2000. Pursuant to the acquisition of JetCo the Company acquired all of the issued and outstanding capital stock of JetCo, including its subsidiaries, which do business under the names E-Z FON Services, Inc. ("E-Z FON") and E-Z Wireless, Inc. ("E-Z Wireless"). For the purchase of JetCo's capital stock, JetCo shareholders received 10,241,170 shares of newly issued common stock of the Company. As a result, the former JetCo shareholders own approximately 57% of the capital stock of the Company. William
W. Evans, the President of JetCo, received 8,691,170 shares of the Company's common stock, approximately 48% of the capital stock of the Company, giving Mr. Evans effective control over matters submitted to the shareholders. Mr. Evans is also a Director and the President of the Company.

     The acquisition has been accounted for using the purchase method. As there was a change in control for accounting purposes the transaction has been treated as a recapitalization of JetCo, with JetCo as the acquiror (a reverse acquisition).

     E-Z FON provides prepaid local telephone service to approximately 5,000 customers in Texas. E-Z Wireless is a prepaid cellular phone service provider operating in Texas. During 2000, E-Z FON acquired 3,000 new customers and distribution channels with outlets in each major city in Texas. E-Z FON is currently licensed to provide phone service in Texas.

     JetCo is developing proprietary Integrated Communications Provider Software (the "Software") , which JetCo anticipates will be completed during the second quarter of Fiscal Year 2001. The Software will enable E-Z FON to provide local phone service, voice mail, long distance, and dial up internet service to both prepaid and conventionally invoiced residential customers.

     For the next 12 months, we plan to focus our efforts on expanding the operations of E-Z FON. E-Z FON will continue to focus on the pre-paid local service market through advertising, the acquisition of additional "Agent" locations, and the acquisition of customer bases from other CLECs. E-Z FON is also anticipating the satisfaction of its regulatory requirements to provide local service in 23 additional states. E-Z FON is also working to satisfy other state regulatory requirements in order to provide long distance service nationwide.

     E-Z FON is anticipating an enhanced service offering to our existing customer base at the end of the second quarter of Fiscal Year 2001. The enhanced services we will be offering include discount rate long distance, voice mail and dial up internet services. By offering these enhanced services to our existing customer base, E-Z FON is anticipating a higher level of customer retention. Through sales and marketing efforts, in conjunction with acquisition of customer bases from other CLECs, E-Z FON is anticipating growth in its customer base.

     E-Z FON is also anticipating the roll-out of its "Good Credit Customer" service offering. E-Z FON will be marketing to the "good credit" customer in an effort to expand its current customer base. The customer will complete a credit application and upon completion our customer service department will conduct a credit check. Qualification will be based on specific credit criteria to determine if the customer qualifies for service on a post paid basis. Each "Good Credit" customer will have an established credit limit.

     We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including:

   . the financing of E-Z FON's desired growth in customer base and distribution;

   . the continued market acceptance of current products;

   . the competitive pressures on pricing; and

   . the changes in the mix of products sold.

     Operating results would also be adversely affected by a downturn in the market in general. Because we continue to increase our operating expenses for personnel and other general and administrative expenses, our operating results would be adversely affected if our sales did not correspondingly increase. Our limited operating history makes accurate prediction of future operating results difficult.

Results of Operations

     Results of operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

     Currently, all of the Company's operations are conducted through its subsidiaries: E-Z FON and E-Z WIRELESS.

     For the year ended December 31, 2000, the Company generated net sales of $1,023,268 as compared to $612,585 for the year ended December 31, 1999, representing an increase of $410,683 or approximately 67%. The Company's cost of revenues for the year ended December 31, 2000 was $732,091, or 72% of net sales, as compared to $415,485, or 68% of net sales, for the year ended December 31, 1999. The Company's gross profit on sales was $291,177, or 28% of sales, for the year ended December 31, 2000, as compared to $197,100, or 32%, for the year ended December 31, 1999.

     The Company's increase in cost of revenues was directly related to an increase in revenues. The Company's subsidiary E-Z FON advertised the services in more Texas markets and created an inside sales department to increase revenues. Also, with an increase in revenues, the Company's cost of revenues increased with the number of new customers.

     The Company's general and administrative costs aggregated approximately $1,588,022, or 155% of net sales, for the year ended December 31, 2000 as compared to $199,594, or 33% of net sales, for the year ended December 31, 1999, representing an increase of $1,388,428. The increase in general and administrative costs are directly related to E-Z FON for leasing and build out costs of our call center, hiring of additional employees, increase in depreciation and amortization and equipment leases.

Liquidity and Capital Resources

     The Company's cash increased from $13,518 at December 31, 1999 to $94,537 at December 31, 2000, an increase of $81,019.

     Cash used in operations was $624,149 for the year ended December 31, 2000, and consisted primarily of a net loss of $1,420,524, net of depreciation and amortization expense of $310,780, an increase in accounts payable of $216,368, and an increase in payroll tax obligation of $189,984.

     Cash used in investing activities was $644,416 for the year ended December 31, 2000 and consisted primarily of purchases of property and equipment of $225,155 and purchases of customer bases of $404,261.

     Cash provided by financing activities was $1,349,584 for the year ended December 31, 2000 and consisted primarily of common stock issued for cash of $900,000 and Wolfpack's purchases of JetCo stock prior to reverse acquisition of $400,000.

     Management believes that it will be able to fund the operations of the Company with the proceeds from the Company's private placement offerings until the Company has developed the business of JetCo and is experiencing positive cash flows.

     Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

Risk Factors

     Risks or uncertainties that could be reasonably likely to have a material adverse effect on the business of E-Z FON and the Company and may thereby materially impact the Company's short-term or long-term liquidity and/or net sales, revenues or income from continuing operations are: (1) Federal and/or state regulations that may effect the ability of E-Z FON to complete its market strategy; (2) Competition from the growing number of well financed CLECs entering the marketplace who can operate for a longer period while flooding the market place with low prices; (3) competition from ILECs and (4) retention of personnel.

     Risk Factors Specific to E-Z FON

     Regulation. E-Z FON's business segment, the telecommunications industry, is subject to extensive regulation at both the Federal and state levels. Failure to comply with the laws, rules and regulations could result in fines, suspension of operating authority and/or revocation of operating authority, which would have a material adverse effect upon the Company.

     Competition from other CLECs. E-Z FON will encounter intense competition in all aspects of its business and will compete directly with many well financed CLECs and new CLECs entering the market, many of which offer their customers a broader range of telecommunication and other non-telecommunication related services. These CLECs may have substantially greater resources and may have greater operating efficiencies. In addition, CLECs with greater financial resources may be able to under-cut our pricing and operate for a longer period of time without having the concern of generating enough revenues to continue operations.

     Competition from the ILECs. The Incumbent Local Exchange Carrier currently offers a pre-paid service to the same customers that E-Z FON actively markets. At this time ILECs are not pursuing this market segment to the same extent that E-Z FON and other CLECs are. However, if the ILECs should decide to actively pursue this market, E-Z FON may not be able to compete because of the greater financial and other resources enjoyed by the ILECs. While it is not possible to predict the type and extent of competitive services which ILECs may offer to customers, E-Z FON may be adversely affected to the extent such services are offered.

     Personnel. Most aspects of E-Z FON's business will be dependent on highly skilled and experienced individuals. E-Z FON will devote considerable efforts to recruiting and compensating those individuals and to providing incentives to encourage them to remain with the Company. Individuals associated with E-Z FON may in the future leave at any time to pursue other opportunities. An inability of E-Z FON to compete with other companies in salary and benefits could have an adverse impact on E-Z FON's ability to attract and retain such personnel.

                          ITEM 7. FINANCIAL STATEMENTS

     The financial statements and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

                    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 29, 2001, we appointed the accounting firm of King Griffin & Adamson P.C. as principal independent accountants for the fiscal year ended December 31, 2000 to replace Thomas P. Monahan, CPA, who was dismissed as principal independent accountant effective with such appointment. Thomas P. Monahan, CPA will continue to perform certain accounting services for us.


     During the two most recent fiscal years and interim period subsequent through January 29, 2001, there have been no disagreements with Thomas P. Monahan, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any other reportable events.

     Thomas P. Monahan, CPA's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.


                                    PART II

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

     The table below shows certain information about each of our officers and directors.


Name                    Age      Position
----                    ---      --------

William W. Evans         44      Director and President
Peter L. Coker, Sr.      58      Director, Chief Executive Officer and Treasurer
Joseph F. Campagna       67      Director
Susan H. Coker           58      Secretary

     Directors of the Company serve for a term of one year or until their successors are elected. Officers are appointed by, and serve at the pleasure of, the Board of Directors. The Directors and Executive Officers of the Company are as follows:

     William W. Evans, Director and President, has been President of the Company since February 2001 and a Director of the Company since April 2001.
Mr. Evans has also been President of JetCo since its inception. Mr. Evans is a founder of CCI, a domestic long distance telecommunications provider and played a major role in the start up of Communications Gateway Network, Inc. (now WINSTAR). Prior to that, he was President of CSI, a long distance telecommunications provider. Mr. Evans was recently President of North American Operations of United Technological Systems, Inc. d/b/a Uni-Tel, an international telecommunications provider of long distance, Internet Service, wireless services, local phone service and Internet coffee shops on three continents. He has extensive experience in all areas of the telecommunications industry, including long distance service, local phone service, wireless, carrier services, and prepaid Internet services, as well as conventionally invoiced Internet services as founder of CyberTel Corporation.

     Peter L. Coker, Sr., Chief Executive Officer and Director, has held the office and of Chief Executive Officer and Treasurer, and has been a Director of the Company since inception. In addition, Mr. Coker held the office of President of the Company from inception through February 2001. Mr. Coker has been a Partner and Senior Managing Director of Capital Investment Partners, an investment banking firm located in Raleigh, North Carolina since June of 1996. Since November of 1979, he has also served as President and Director of American Asset Management, Inc. ("AAM"), an investment advisory firm located in New York City. Mr. Coker founded AAM in 1978. Mr. Coker served as President and Assistant Secretary of AAM since it was formed in February 1990 until June 1996. Mr. Coker currently acts as a consultant to AAM. Mr. Coker is also a Director of Dina Porter, Inc. Mr. Coker is currently a member of the Board of Directors of the following companies: Remote Source Light.com, Inc., Centennial Venture Partners, LLC, etrials, Inc. and North Carolina State University Investment Fund.
Mr. Coker is also a member of the New York Society of Security Analysts. Peter
L. Coker, Sr. and Susan H. Coker are married to each other.

     Joseph F. Campagna, Director, has served as a Director of the Company since April 2001. Mr. Campagna was a co-founder of TransCapital Corporation. Since 1969, Mr. Campagna has participated in the growth and development in all aspects of leverage and tax oriented leasing. Prior to 1969, Mr. Campagna was a consultant to the Secretary of Commerce and an Associate Professor at the graduate school of American University. Mr. Campagna holds a degree in logic from the College of William & Mary.

     Susan H. Coker, Secretary, has held the office of Secretary of the Company and Subsidiary since inception. Mrs. Coker was Director of the Company from inception until April 2001. Since February 1990, Mrs. Coker has served as Secretary and Treasurer and as sole Director of AAM. From

September 1983 to January 1999, Mrs. Coker was the sole proprietor of Dina Porter. Since May 1998, Mrs. Coker has held the office of President and has served as a Director of Dina Porter. Peter L. Coker, Sr. and Susan H. Coker are married to each other.

Compliance with Section 16(a) of the Exchange Act.

     To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 2000.

                         ITEM 10. EXECUTIVE COMPENSATION

     Executive Compensation

     The following table shows compensation earned during the fiscal years ended December 31, 2000, 1999 and 1998 by our President and our executive officers who made $100,000 or more last year.

                           Summary Compensation Table


                                                                                           Long Term Compensation
                                                                                           ----------------------
                                  Annual Compensation                               Awards                       Payouts
                                 -------------------                                ------                       -------
                                                             Other Annual  Restricted    Securities                   All Other
      Name &                                                 Compensation  Stock Awards  Underlying     LTIP Payouts Compensation
 Principal Position     Year      Salary ($)      Bonus ($)      ($)          ($)       Options/SARs (#)   ($)           ($)
 ------------------     ----      ----------      ---------      ---          ---       ----------------   ---           ---
William W. Evans,       2000      $150,000          N/A          N/A          N/A          N/A              N/A          N/A
  President
                        1999            -            -            -            -            -                -            -
                        1998            -            -            -            -            -                -            -

Peter L. Coker, Sr.,    2000      $  7,000          N/A          N/A          N/A          N/A              N/A          N/A
 CEO
                        1999            -            -            -            -            -                -            -
                        1998            -            -            -            -            -                -            -

Susan H. Coker served without compensation for the year ended December 31, 2000.


                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following information relates to those persons known to the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, par value $.001 per share, the only class of voting securities of the Company outstanding as of March 31, 2001.

                               Name and Address of              Amount and Nature of         Percentage of
Title of Class                 Beneficial Owner                 Beneficial Ownership         Class*
-----------------------------------------------------------------------------------------------------------


Common Stock, par value        William W. Evans                 8,691,170                         45.4%
$.001 per share                3116 Irvine Drive
                               Carrollton, TX 75007             Direct


Common Stock, par value        Susan H. Coker                   1,495,000 shares                   7.8%
$.001 per share                12804 Morehead
                               Chapel Hill, NC 27514-8443       Direct


Common Stock, par value        Joseph F. Campagna               1,600,000                          8.4%
$.001 per share                11428 Purple Beech Drive
                               Reston, VA 20191                 Direct

*      Based on 19,147,570 shares issued and outstanding.

Security Ownership of Management

     The number of shares of Common Stock of the Company owned by the Directors and Executive Officers of the Company as of March 31, 2001 is as follows:

                               Name and Address of              Amount and Nature of         Percentage of
Title of Class                 Beneficial Owner                 Beneficial Ownership         Class*
-----------------------------------------------------------------------------------------------------------
Common Stock, par value        William W. Evans                 8,691,170                         45.4%
$.001 per share                3116 Irvine Drive
                               Carrollton, TX 75007             Direct


Common Stock, par value        Susan H. Coker                   1,495,000 shares(1)                7.8%
$.001 per share                12804 Morehead
                               Chapel Hill, NC 27514-8443       Direct


Common Stock, par value        Peter L. Coker                   495,000 shares(1)                  2.6%
$.001 per share                12804 Morehead
                               Chapel Hill, NC 27514-8443       Direct


Common Stock, par value        Joseph F. Campagna               1,600,000                          8.4%
$.001 per share                11428 Purple Beech Drive
                               Reston, VA 20191                 Direct


Common Stock, par value        All Officer and Directors as a   12,281,170 shares                 64.2%
$.001 per share                Group (4 persons)

*      Based on 19,147,570 shares issued and outstanding.

(1) Mr. and Mrs. Coker own 495,000 shares of stock as tenants by the entirety.

     We have not contacted stock brokerage firms holding shares of our common stock in "street name" to determine whether there are additional substantial shareholders of us.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 4, 1999, the Company entered into the AAM Acquisition Agreement and the Dina Porter Acquisition Agreement. The terms of the Acquisition Agreements are identical in most respects. Under the terms of the Acquisition Agreements, the Company acquired all the issued and outstanding stock of AAM from the shareholders of AAM in exchange for 1,000,000 shares of the Common Stock of the Company, and acquired all the issued and outstanding shares of stock of Dina Porter from its shareholders in exchange for 1,000,000 shares of the Common Stock of the Company. The shares of Common Stock issued to the shareholders of AAM and Dina Porter were issued pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(2)thereof.

     On August 23, 1999, the Company made a short term loan of $94,500, with interest of 6% per year to its Chief Executive Officer, Peter L. Coker, Sr. Mr. Coker repaid the loan in full with interest on October 14, 1999.

     During 2000, we issued 3,600,000 shares of our common stock in a private placement pursuant to Rule 506 of the Securities Act at a price of $0.25 per share. The total proceeds to the Company from this offering were $900,000. 600,000 of these shares were sold to Joseph F. Campagna, a Director of the Company since April 2001.

     On March 31, 2000, we acquired all of the stock of JetCo in exchange for 10,241,170 shares of our common stock. In this transaction, our President, William Evans, received 8,691,170 shares of our common stock, making him the largest single shareholder of the Company.

     During 2000, William Evans contributed computer software with an estimated fair value of $450,000 to the Company. The software was developed by Mr. Evans.

     Also during 2000, the Company was advanced $96,000 by certain shareholders of the Company. These advances do not have specific repayment terms.

     In Conjunction with the acquisition of JetCo, we chose to concentrate our efforts on our telecommunications business. Accordingly, on September 30, 2000, we sold AAM and Dina Porter to Susan H. Coker (the Secretary of the Company) and Peter L. Coker, Sr. (Director and Chief Executive Officer of the Company). Under the terms of the Agreement, Mr. And Mrs. Coker acquired all of the shares of common stock of Dina Porter and AAM in exchange for the assumption of all of our guarantees for the obligations of Dina Porter and AAM and 5,000 shares of our common stock.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report.

1.    Financial Statements                                                                 Page
                                                                                           ----
      Wolfpack Corporation and Subsidiaries:

      Report of King Griffin & Adamson, P.C., Independent Certified Public Accountant...... F-2

      Consolidated Balance Sheet at December 31, 2000...................................... F-3

      Consolidated Statement of Operations for the year ended December 31, 2000............ F-4

      Consolidated Statement of Stockholders' Equity for the year ended December 31, 2000.. F-5

      Consolidated Statement of Cash Flows for the year ended December 31, 2000............ F-6

      Notes to Consolidated Financial Statements........................................... F-7

      FaithNet Telecommunications, Inc.:

      Report of Thomas P. Monahan, CPA..................................................... F-17

      Balance Sheet at December 31, 1999................................................... F-18

      Statement of Operations for the year ended December 31, 1999......................... F-19

      Statement of Stockholders' Equity for the year ended December 31, 1999............... F-20

      Statement of Cash Flows for the year ended December 31, 1999......................... F-21

      Notes to Financial Statements........................................................ F-22

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

       Number                      Title of Document

       2.1* Acquisition Agreement dated as of January 4, 1999 by and between Wolfpack Corporation, Wolfpack Subsidiary Corp. and AAM Investment
              Council, Inc.

       2.2* Acquisition Agreement dated as of January 4, 1999 by and between Wolfpack Corporation, Wolfpack Subsidiary Corp. and Dina Porter,
              Inc.

    3.1*      Certificate of Incorporation of Registrant

    3.2*      By-laws of Registrant

    10.1** Common Stock Purchase Agreement by and between Wolfpack Corporation and JetCo Communications Corporation dated as of January 13, 2000

    10.2** Addendum to the Common Stock Purchase Agreement by and between Wolfpack Corporation and JetCo Communications Corporation dated as of March 15, 2000

    10.3** Common Stock Purchase Agreement by and between Wolfpack Corporation and JetCo Communications Corporation dated as of March 31, 2000

    10.4**    Common Stock Purchase Agreement by and among William W. Evans, Ira
              A. Hunt, Jr., John Patrick Wellington, Michelle Maidenberg and Wolfpack Corporation dated as of March 31, 2000

    10.5**    Press Release dated April 20, 2000

    10.6 Stock Purchase Agreement dated as of October 1, 2000 by and among Susan H. Coker, Peter L. Coker, Sr. and the Registrant

    10.7**** Stock Purchase Agreement dated as of January 29, 2001 by and among the Registrant, Basic Phone, Inc., Warren J. Landry, Jr., Sonda J. Landry, Shari Ernest, Chad Kibodeaux, Christopher Kovatch and Tara Greenwood.

    16***     Letter from Thomas P. Monahan, CPA dated February 5, 2001

    21        List of Subsidiaries of the Registrant

    (b)       Reports on Form 8-K.


On February 5, 2001, we filed a Current Report on Form 8-K concerning a change in accounting firms which took place on January 29, 2001. There were no reports on Form 8-K during the quarter ended December 31, 2000.


--------------------------
* Incorporated by reference to the registration statement on Form 10-SB filed June 23, 1999.
** Incorporated by reference to the current report on Form 8-K filed April 21, 2000.
*** Incorporated by reference to the current report on Form 8-K filed on February 5, 2001.
****   To be filed by Amendment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                 WOLFPACK CORPORATION

Dated:  April 19, 2001           By:            /s/ PETER L. COKER, SR.
                                        ----------------------------------------
                                        Peter L. Coker, Sr.
                                        Chief Executive Officer, Treasurer
                                        and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of April, 2001.

                                 By:            /s/ PETER L. COKER, SR.
                                        ----------------------------------------
                                        Peter L. Coker, Sr.
                                        Chief Executive Officer,
                                        (Principal Executive Officer) Treasurer
                                        (Principal Financial Officer) and
                                        Director

                                 By:            /s/ WILLIAM W. EVANS
                                        ----------------------------
                                        William W. Evans
                                        President and Director

                                 By:            /s/ JOSEPH F. CAMPAGNA
                                        ------------------------------
                                        Joseph F. Campagna
                                        Director

Exhibit Index:

Exhibit
Number                               Title of Document

2.1* Acquisition Agreement dated as of January 4, 1999 by and between Wolfpack Corporation, Wolfpack Subsidiary Corp. and AAM Investment Council, Inc.

2.2* Acquisition Agreement dated as of January 4, 1999 by and between Wolfpack Corporation, Wolfpack Subsidiary Corp. and Dina Porter, Inc.

3.1*    Certificate of Incorporation of Registrant

3.2*    By-laws of Registrant

10.1** Common Stock Purchase Agreement by and between Wolfpack Corporation and JetCo Communications Corporation dated as of January 13, 2000

10.2** Addendum to the Common Stock Purchase Agreement by and between Wolfpack Corporation and JetCo Communications Corporation dated as of March 15, 2000

10.3** Common Stock Purchase Agreement by and between Wolfpack Corporation and JetCo Communications Corporation dated as of March 31, 2000

10.4** Common Stock Purchase Agreement by and among William W. Evans, Ira A. Hunt, Jr., John Patrick Wellington, Michelle Maidenberg and Wolfpack Corporation dated as of March 31, 2000

10.5**  Press Release dated April 20, 2000

10.6    Stock Purchase Agreement dated as of October 1, 2000 by and among Susan
        H. Coker, Peter L. Coker, Sr. and the Registrant

10.7****Stock Purchase Agreement dated as of January 29, 2001 by and among the Registrant, Basic Phone, Inc., Warren J. Landry, Jr., Sonda J. Landry, Shari Ernst, Chad Kibodeaux, Christopher Kovatch and Tara Greenwood.

16***   Letter from Thomas P. Monahan, CPA dated February 5, 2001

21      List of Subsidiaries of the Registrant

-------------------------
* Incorporated by reference to the registration statement on Form 10-SB filed June 23, 1999.
** Incorporated by reference to the current report on Form 8-K filed April 21, 2000.
*** Incorporated by reference to the current report on Form 8-K filed on February 5, 2001.
****    To be filed by Amendment

                      WOLFPACK CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                    Page

Report of Independent Certified Public Accountants - King Griffin & Adamson P.C...   F-2

Financial Statements

   Consolidated Balance Sheet at December 31, 2000................................   F-3

   Consolidated Statement of Operations for the year ended December 31, 2000......   F-4

   Consolidated Statement of Changes in Stockholders' Equity for the year ended
   December 31, 2000..............................................................   F-5

   Consolidated Statement of Cash Flows for the year ended December 31, 2000......   F-6

   Notes to Consolidated Financial Statements.....................................   F-7

               Report of Independent Certified Public Accountants
               --------------------------------------------------


To the Board of Directors and Shareholders
Wolfpack Corporation

We have audited the accompanying consolidated balance sheet of Wolfpack Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolfpack Corporation and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss from continuing operations of $1,277,637 for the year ended December 31, 2000, and as of December 31, 2000 the Company's current liabilities exceeded its current assets by $806,116. These factors, among others as discussed in Note C to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
March 15, 2001

                      WOLFPACK CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000


                                     ASSETS
                                     ------

Current assets
 Cash and cash equivalents                                             $   94,537
 Inventory                                                                 18,431
 Prepaid expenses                                                           8,050
 Other current assets                                                       5,121
                                                                       ----------

     Total current assets                                                 126,139

Property, equipment and software, net                                     885,874

Other assets
 Acquired customer base, net of accumulated amortization of $136,902      267,359
 Goodwill, net of accumulated amortization of $30,673                      15,337
 Other assets                                                              32,923
                                                                       ----------

     Total other assets                                                   315,619
                                                                       ----------

            Total assets                                               $1,327,632
                                                                       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
 Accounts payable                                                      $  428,205
 Payroll tax obligation                                                   189,984
 Current portion of capital lease obligations                             152,037
 Advances from related parties                                             96,000
 Deferred revenue                                                          66,029
                                                                       ----------

     Total current liabilities                                            932,255

Capital lease obligations, less current portion                           133,424

Commitments and Contingencies (Note J)

Stockholders' equity
 Preferred stock - authorized 5,000,000 shares, $.001 par value, no shares issued or outstanding
 Common stock - authorized 20,000,000 shares, $.001 par value,
  19,147,570 shares issued and outstanding                                 19,148
  Additional paid-in capital                                            1,663,329
  Accumulated deficit                                                  (1,420,524)
                                                                       ----------

    Total stockholders' equity                                            261,953
                                                                       ----------

           Total liabilities and stockholders' equity                   1,327,632
                                                                       ==========

The accompanying notes are an integral part of this consolidated financial statement.

                     WOLFPACK CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 2000




Revenue                                                                $ 1,023,268

Cost of revenues                                                           732,091
                                                                       -----------

     Gross profit                                                          291,177

General and administrative expense                                       1,588,022
                                                                       -----------

Operating loss                                                          (1,296,845)

Other income (expense)
 Interest expense                                                          (13,711)
 Other income                                                               32,919
                                                                       -----------

     Total other income (expense)                                           19,208
                                                                       -----------

Loss from continuing operations                                         (1,277,637)

Discontinued operations
 Income from discontinued operations (net of income taxes of $0)             1,965
 Loss on sale of discontinued segments (net of income taxes of $0)        (144,852)
                                                                       -----------

     Loss from discontinued operations                                    (142,887)
                                                                       -----------

Net loss                                                               $(1,420,524)
                                                                       ===========

Net loss per share from continuing operations - basic and diluted      $     (0.08)

Net loss per share from discontinued operations - basic and diluted          (0.01)
                                                                       -----------

Net loss per share - basic and diluted                                 $     (0.09)
                                                                       ===========

Weighted-average number of shares outstanding - basic and diluted       16,628,777
                                                                       ===========

The accompanying notes are an integral part of this consolidated financial statement.

                      WOLFPACK CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      For the year ended December 31, 2000




                                        Common Stock        Additional
                                  ------------------------    Paid-in    Accumulated
                                    Shares       Amount       Capital      Deficit        Total
                                  -----------  -----------  -----------  ------------  ------------
Balances at January 1, 2000        5,311,400      $ 5,311   $  584,471   $  (242,754)  $   347,028

 Issuance of common stock and
   recapitalization in reverse
   acquisition transaction        10,241,170       10,242     (260,044)      242,754        (7,048)

 Capital contribution                      -            -      450,000             -       450,000

 Common stock issued for cash      3,600,000        3,600      896,400             -       900,000

 Common stock received and
   retired for sale of
   discontinued segments              (5,000)          (5)      (7,498)            -        (7,503)

 Net loss                                  -            -            -    (1,420,524)   (1,420,524)
                                  ----------      -------   ----------   -----------   -----------

Balances at December 31, 2000     19,147,570      $19,148   $1,663,329   $(1,420,524)  $   261,953
                                  ==========      =======   ==========   ===========   ===========

The accompanying notes are an integral part of this consolidated financial statement.

                      WOLFPACK CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the year ended December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                 $(1,420,524)
 Loss from discontinued operations                                            142,887
 Adjustments to reconcile net loss to cash used in operating activities from continuing operations
  Depreciation and amortization                                               310,780
  Change in operating assets and liabilities
   Accounts receivable                                                         72,382
   Inventory                                                                  (17,383)
   Prepaid expenses                                                            (7,300)
   Other current assets                                                        (4,012)
   Other assets                                                               (30,473)
   Accounts payable                                                           216,368
   Payroll tax obligation                                                     189,984
   Deferred revenue                                                            66,029
                                                                          -----------
     TOTAL CASH USED IN CONTINUING OPERATIONS                                (481,262)

     TOTAL CASH USED IN DISCONTINUED OPERATIONS                              (142,887)
                                                                          -----------

     TOTAL CASH FLOWS USED IN OPERATIONS                                     (624,149)

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for acquisition of E-Z Wireless                                    (15,000)
 Purchase of property, equipment and software                                (225,155)
 Purchase of customer bases                                                  (404,261)
                                                                          -----------

     TOTAL CASH FLOWS USED IN INVESTING ACTIVITIES                           (644,416)

CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                                                 900,000
 Wolfpack purchases of JetCo stock prior to reverse acquisition               400,000
 Principal payments on capital leases                                         (46,416)
 Advances from related parties                                                 96,000
                                                                          -----------

     TOTAL CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                      1,349,584
                                                                          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      81,019

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                                    13,518
                                                                          -----------

CASH AND CASH EQUIVALENTS END OF YEAR                                     $    94,537
                                                                          ===========
NON-CASH INVESTMENTS AND FINANCING ACTIVITIES:
   Software contributed by majority shareholder                           $   450,000
                                                                          ===========
   Property, equipment and software acquired through
   capital leases                                                         $   331,877
                                                                          ===========
   Net assets acquired through issuance of common stock                   $   379,738
                                                                          ===========
   Common stock received and retired for sale of discontinued
   segments                                                               $     7,503
                                                                          ===========

The accompanying notes are an integral part of this consolidated financial statement.

NOTE A - ORGANIZATION

Wolfpack Corporation ("Wolfpack" or the "Company") was formed under the laws of Delaware on March 16, 1998. Wolfpack was formed as a holding company for the acquisition of Wolfpack Subsidiary, Corp. ("Subsidiary Corp."), which had two subsidiaries Dina Porter, Inc. (Dina Porter) and AAM Investment Council, Inc.
(AAM). Dina Porter is a retail store which specializes in contemporary clothing, jewelry and fine crafts. AAM is an investment adviser that offers portfolio management designed to achieve unique investment objectives. On January 4, 1999, the Company issued 1,000,000 shares of common stock each to Susan Coker and Peter Coker (the "Cokers") in consideration for all of the issued and outstanding shares of common stock of Subsidiary, Corp. and its subsidiaries.

Effective March 31, 2000, Wolfpack acquired all of the issued and outstanding capital stock of JetCo Communications Corporation("JetCo"), a Texas corporation, including its subsidiaries, which do business under the name E-Z Fon Services, Inc. ("E-Z Fon"), formerly FaithNet Telecommunications, Inc., and E-Z Wireless, Inc. ("E-Z Wireless"). Wolfpack issued 10,241,170 shares of its common stock to the shareholders of JetCo resulting in the JetCo shareholders owning approximately 57% of the issued and outstanding Wolfpack shares. For accounting purposes, the acquisition has been treated as a recapitalization of JetCo with JetCo as the acquirer (a reverse acquisition). The historical financial statements included herein are those of JetCo and its subsidiaries. The fair value of the assets acquired at March 31, 2000 was $779,738 (see Note D).

E-Z Fon provides prepaid local and cellular phone service to approximately 4,500 customers in several states. E-Z FON is currently licensed to provide phone service in Texas and is currently applying for a similar licenses in 23 additional states. JetCo has developed proprietary Integrated Communications Provider software, which along with anticipated new service agreements will enable it to provide local phone service, long distance, wireless, paging, internet and satellite television services to both prepaid and conventional invoiced residential customers. JetCo is currently making enhancements to its software which will allow customers to choose services via the internet.

Effective September 30, 2000, the Company sold Dina Porter and AAM back to the Cokers in exchange for 5,000 shares of the Company stock that was retired immediately. The discontinued operations of Dina Porter and AAM have been included in the statement of operations from March 31, 2000 (the date of the reverse acquisition) through September 30, 2000 (the date the two companies were sold).


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Inventory
---------

Inventory consists of phones and phone accessories that are valued at the lower of cost, using the first-in first-out method, or market.

Property, Equipment and Software
--------------------------------

Depreciation of property, equipment and software is computed using the straight-line method over the estimated asset life. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful life of the assets or the remaining lease term.


     Computer software and equipment               3 years
     Furniture, fixtures and equipment             5 years
     Leasehold improvements                        3 years


Depreciation and amortization of property, equipment and software totaled $143,205 for the year ended December 31, 2000.

Acquired Customer Base
----------------------

The cost of acquired customer base is capitalized and amortized using the straight-line method over the estimated useful life of the acquired customer base, one year. Amortization expense of acquired customer bases totaled $136,902 for the year ended December 31, 2000.

Goodwill
--------

Goodwill results from the difference between the purchase price paid by the Company over the estimated fair market value of the net assets of acquired entities. Goodwill is being amortized using the straight-line method over the estimated life of the goodwill, one year. Amortization expense of goodwill totaled $30,673 for the year ended December 31, 2000.


Long-Lived Assets
-----------------

The Company accounts for the impairment and disposition of long-live assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. In accordance with SFAS No. 121, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to the carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value. Their was no impairment of the value of such assets for the year ended December 31, 2000.

Income Taxes
------------

The Company utilizes the assets and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Revenue Recognition
-------------------

The Company recognizes revenue as services are provided. The Company records deferred revenue when customers pay in advance for services being provided.

Advertising Costs
-----------------

Advertising costs are expensed the first time the advertising takes place. For the year ended December 31, 2000, advertising expense was $55,680.

Loss Per Share
--------------

Basic and diluted loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in the diluted loss per share for the year ended December 31, 2000 as they are antidilutive.

Fair Value of Financial Instruments
-----------------------------------

The recorded amounts of financial assets and liabilities at December 31, 2000 approximate fair value based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

Concentration of Credit Risk
----------------------------

Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions.


Accounting for the Costs of Computer Software Developed or Obtained for Internal
--------------------------------------------------------------------------------
Use
---

The Company, under the provisions of Statement of Positions 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," is capitalizing software that was developed internally. Development costs are charged to expense when incurred until the application development stage for the product has been established, at which time the costs are capitalized until design of chosen path, coding, installation of hardware and testing are completed. During the year ended December 31, 2000, the Company capitalized $156,769 of software costs and $450,000 of software was contributed by the Company's majority shareholder as discussed in Note K. Amortization expense related to the software was $101,120 for the year ended December 31, 2000 and accumulated amortization was $101,120 at December 31, 2000.

Use of Estimates
----------------

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


NOTE C - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company incurred a net loss from continuing operations of $1,277,637 in 2000, used cash in operations from continuing operations of $481,262 during 2000 and at December 31, 2000 current liabilities exceeded current assets by $806,116.


The Company has taken steps in 2001 to increase profitability and cash flow, and is currently attempting to raise additional capital. Management believes that these actions will provide sufficient liquidity to enable the Company to meet its obligations and continue in business. However, there is no assurance such actions will be successful. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE D - ACQUISITIONS

On January 14, 2000, with an effective date of January 1, 2000, JetCo acquired 100% of the outstanding common stock of FaithNet Telecommunications, Inc. Prior to the acquisition of FaithNet Telecommunications, Inc., JetCo had no operations. The purchase consideration was $36,208, plus the assumption of liabilities of $138,623. The acquisition was accounted for as a purchase. FaithNet Telecommunications, Inc. subsequently changed its name to E-Z Fon Services, Inc.


A summary of the fair value of assets acquired and liabilities assumed is as follows:

       Current assets            $  14,268
       Property and equipment       22,047
       Other assets                  2,450
       Acquired customer base      136,066
       Current liabilities        (138,623)
                                 ---------
       Cash paid                 $  36,208
                                 =========

On March 31, 2000 Wolfpack acquired 100% of the outstanding common stock of JetCo in exchange for 10,241,170 shares of Wolfpack common stock. This transaction has been recorded as a reverse acquisition. A summary of the fair value of the Wolfpack assets acquired and liabilities assumed is as follows:

       Current assets            $374,904
       Property and equipment      53,804
       Investment in JetCo        400,000
       Other assets                 5,500
       Current liabilities        (54,470)
                                 --------
       Net assets acquired       $779,738
                                 ========

On April 14, 2000, JetCo acquired 100% of the outstanding common stock of E-Z Wireless. The purchase consideration was $15,000 plus the assumption of liabilities of $53,160. The acquisition was accounted for as a purchase.

A summary of the fair value of assets acquired and liabilities assumed is as follows:

       Current assets         $ 22,150
       Goodwill                 46,010
       Current liabilities     (53,160)
                              --------
       Cash paid              $ 15,000
                              ========

The financial statements include the operations of E-Z Wireless from the date of purchase and E-Z Fon for all periods presented.

NOTE E - PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consists of the following at December 31, 2000:

     Computer software and equipment                   $ 619,269
     Furniture, fixtures and equipment                   381,076
     Leasehold improvements                               29,238
     Less accumulated depreciation and amortization     (143,709)
                                                       ---------

                                                       $ 885,874
                                                       =========

NOTE F - PAYROLL TAX OBLIGATION

The Company has not remitted a portion of its Federal and State employer and employee payroll taxes for the year ended December 31, 2000. The Company has determined this obligation to be the actual amounts of the tax withheld from employees and the employer portion of the Social Security Federal Tax obligation in addition to a 25% penalty and interest accrual. The total obligation associated with these delinquent amounts at December 31, 2000 is $189,984 and has been reflected in the accompanying consolidated financial statements as Payroll Tax Obligation.


NOTE G - CAPITAL LEASE OBLIGATIONS

  Capital lease obligations, payable in monthly installments ranging from $112 to $8,074, maturing at various dates

    from June 2002 through July 2003,  collateralized

  by the related equipment                                       $ 320,395


Less amount representing interest on capital lease obligations

  imputed at a rate of 11%                                         (34,934)
                                                                 ---------

                                                                   285,461
Less current maturities                                           (152,037)
                                                                 ---------

                                                                 $ 133,424
                                                                 =========

  Aggregate maturities of the capital lease obligations at December 31, 2000, are as follows:

     Year ending
     December 31,
     ------------
       2001                                                      $ 152,037
       2002                                                        104,649
       2003                                                         28,775
       ----                                                       --------
                                                                  $285,461
                                                                  ========

NOTE H - INCOME TAXES

Following is a reconciliation of the Company's income tax benefit with the amount of tax computed at the federal statutory rate:

     Tax benefit at statutory rate                               $(482,978)
     Change in valuation allowance                                 386,328
     Items not deductible for income tax purposes                   48,068
     Effect of loss on discontinued operations                      48,582
                                                                 ---------
                                                                 $       -
                                                                 =========


The components of the Company's deferred tax assets and liabilities are as follows:


                                          Non current deferred tax assets

     Net operating loss carryforward                            $ 351,969
     Contribution carryforward                                      1,190
     Intangible assets                                             46,769

    Non current deferred tax liability
     Property and equipment                                       (13,600)

    Less valuation allowance                                     (386,328)
                                                                ---------

    Net non current deferred tax asset                          $       -
                                                                =========


A valuation allowance has been provided against deferred tax assets at December 31, 2000, because of uncertainties regarding their ultimate realization.

The Company has net operating loss carryovers at December 31, 2000 of approximately $1,035,000 that expire, if not utilized, in 2020.


NOTE I - DISCONTINUED OPERATIONS

Effective September 30, 2000, the Company sold Dina Porter and AAM to a Wolfpack shareholder in exchange for 5,000 shares of the Company's common stock. The transaction was valued at $7,503. Net assets and liabilities disposed of are as follows:

                             Dina Porter    AAM
                             ------------   ---

Cash                          $  19,880    $1,978
Inventory                       133,473      --
Property and equipment, net      49,384      --
Other assets                      5,500      --
                              ---------    ------
    Total assets                208,237     1,978

Advance from shareholder         54,000      --
Accounts payable                  3,860      --
                              ---------    ------
    Total liabilities            57,860      --
                              ---------    ------

    Net assets disposed of    $ 150,377    $1,978
                              =========    ======

The operating results of Dina Porter and AAM for the six month period ended September 30, 2000 were as follows:

                             Dina Porter    AAM
                             ------------   ---


Revenues                      $ 347,162    $ --
Cost of goods sold             (195,333)     --
Administrative expenses        (151,448)     --
Other income                      1,570        14
                              ---------    ------
Net income                    $   1,951    $   14
                              =========    ======

NOTE J - COMMITMENTS AND CONTINGENCIES

Future minimum rental commitments under the noncancellable operating leases are as follows at December 31, 2000:

Year ended December 31,

     2001                                $ 65,400
     2002                                  65,400
     2003                                  21,800
                                           ------
                                         $152,600
                                         ========

Rent expense totaled approximately $72,000 for the year ended December 31, 2000.

NOTE K - RELATED PARTY TRANSACTIONS

During 2000, the majority shareholder of the Company contributed computer software with an estimated fair value of $450,000 to the Company. The software was developed by the shareholder.

Also during 2000, the Company was advanced $96,000 by certain shareholders. These advances do not have specific repayment terms.


NOTE L - SIGNIFICANT SUPPLIERS

For the year ended December 31, 2000, purchases from two major providers represented approximately 68% and 11% of total cost of revenues.

                       FaithNet Telecommunications, Inc.
                         Index To Financial Statements


                                                                Page


Report of Thomas P. Monahan, CPA.........................       F-17
Financial Statements
    Balance Sheet at December 31, 1999...................       F-18
    Statement of Operations for the year ended
    December 31, 1999....................................       F-19
    Statement of Stockholders' Equity for the year ended
    December 31, 1999....................................       F-20
    Statement of Cash Flows for the year ended
    December 31, 1999....................................       F-21
    Notes to Financial Statements........................       F-22

                               THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (973) 790-8775
                               Fax (973) 790-8845

To The Board of Directors and Shareholders of FaithNet Telecommunications, Inc. (a development stage company)

I have audited the accompanying balance sheet of FaithNet Telecommunications, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, cash flows and shareholders' equity for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

   In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FaithNet Telecommunications, Inc. (a development stage company) as of December 31, 1999 and the results of its operations, shareholders equity and cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.


      The accompanying financial statements have been prepared assuming that FaithNet Telecommunications, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since the date of reorganization and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of FaithNet Telecommunications, Inc. (a development stage company) to continue as a going concern.


                                          /s/ Thomas P. Monahan
                                         -----------------------
                                         Thomas P. Monahan, CPAS


September 12, 2000
Paterson, New Jersey

                            FaithNet Telecommunications, Inc.
                                      BALANCE SHEET

                                                                              December 31,
                                                                                  1999
                                 Assets
Current assets
  Cash and cash equivalents                                                      $ 13,518
  Accounts receivable                                                              72,382
  Prepaid expense                                                                     750
                                                                                 --------
  Current assets                                                                   86,650

Property  and equipment-net                                                        22,047

Other assets
  Security deposits                                                                 2,450
                                                                                 --------
Total other assets                                                                  2,450
                                                                                 --------
Total assets                                                                     $111,147
                                                                                 ========
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                               $138,623
                                                                                 --------
  Total current liabilities                                                       138,623
Stockholders' equity
Common Stock authorized 1,000,000 shares,  $0.001 par value each. At
 December 31, 1999 there  are 1,000 shares outstanding                              5,000

Additional paid in capital                                                          5,444
Retained earnings                                                                 (37,920)
                                                                                 --------
Total stockholders' equity                                                        (27,476)
                                                                                 --------
Total liabilities and stockholders' equity                                       $111,147
                                                                                 ========

                See accompanying notes to financial statements

                               FaithNet Telecommunications, Inc.
                                    STATEMENT OF OPERATIONS
                                                                                   For the year
                                                                                       ended
                                                                                 December 31, 1999
                                                                                 -----------------
Revenue                                                                               $612,585

Costs of goods sold                                                                    415,485
                                                                                      --------

Gross profit                                                                           197,100

Operations:
  General and administrative                                                           199,594
  Depreciation                                                                             -0-
                                                                                      --------
  Total expenses                                                                       199,594
                                                                                      --------

Income (loss) from operations and before corporate income taxes                         (2,494)

Other income
  Interest expense                                                                      14,552
                                                                                      --------
Total other income                                                                      14,552
                                                                                      --------

Net income (loss)                                                                     $(17,046)
                                                                                      ========


                 See accompanying notes to financial statements

                       FaithNet Telecommunications, Inc.
                       STATEMENT OF STOCKHOLDER'S EQUITY

                      Preferred   Preferred   Common  Common  Additional        Retained
Date                   stock       stock     stock    stock  paid in capital    earnings     Total
----
Balance
 December 31, 1998          -0-    $    -0-    5,000  $5,000     $5,444         (20,874)   (10,430)

Net Loss                                                                        (17,046)   (17,046)
                        -------    --------  ------- -------    -------        --------    -------
Balances
December 31, 1999           -0-    $    -0-    5,000  $5,000     $5,444         (37,920)  $(27,476)
                        =======    ========  ======= =======    =======        ========    =======

                 See accompanying notes to financial statements

                        FaithNet Telecommunications, Inc.
                             STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                              December 31,
                                                                                  1999
                                                                                  ----
CASH FLOWS FROM OPERATINGNet income (loss) per share ACTIVITIES
  Net income (loss)                                                             (17,046)
  Interest expense
  Depreciation
Adjustments to reconcile net income (loss) to net cash
  Accounts receivable                                                           (72,382)
  Prepaid expenses                                                                 (750)
  Accounts payable                                                              116,546
                                                                               --------
TOTAL CASH FLOWS FROM OPERATIONS                                                 26,368

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan payable
  Security deposits                                                                (650)
  Purchase of assets                                                            (17,551)
                                                                               --------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                      (18,201)

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contribution                                                            9,444
  Officer loan payable                                                          (10,790)
                                                                               --------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                       (1,346)

NET INCREASE (DECREASE) IN CASH                                                   6,821
CASH BALANCE BEGINNING OF PERIOD                                                  6,697
                                                                               --------
CASH BALANCE END OF PERIOD                                                     $ 13,518
                                                                               ========

                 See accompanying notes to financial statements

        Note 1 - Formation of Company and Issuance of Common Stock


     a. Formation and  Description of the Company


     FaithNet Telecommunications, Inc. (the "Company"), was formed under the laws of the State of Texas on August 11, 1997 and authorized to issue to 100,000 shares of common stock, $1.00 par value each share.


     b. Description of Company


     The Company is a prepaid local telephone service to approximately 5,000 customers in Texas.


     c. Issuance of Shares of Common Stock


     The Company sold an aggregate of 1,000 shares of common stock for an aggregate consideration of $1,000.


     Note 2-Summary of Significant Accounting Policies


     a. Basis of Financial Statement Presentation


     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $37,920 for the period from inception, August 11, 1997, December 31, 1999. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company is being funded by personal loans to the Company The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its source of customers and initiating marketing penetration. The Company plans to engage in such ongoing financing efforts on a continuing basis.


     The financial statements presented at December 31, 1999 consist of the balance sheet as at December 31, 1999 and the statements of operations, cash flows and stockholders equity for the year ended December 31, 1999.

     b. Cash and Cash Equivalents


     Cash and Cash Equivalents - Temporary investments with a maturity of less than three months when purchased with cash are treated as cash.



     8c. Property and Equipment


     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives using the straight line methods over a period of five years. Maintenance and repairs are charged against operations and betterment's are capitalized.


     d. Advertising, Selling and Marketing Costs


     Advertising, Selling and Marketing costs, are expensed as incurred and for the year ended December 31, 1999 is $18,464.


     e. Accounting for the Costs of Computer Software Developed or Obtained for

   Internal Use


      In March, 1998, the American Institute of Certified Public Accountants issued Statements of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The implementation of SOP 98-1 does not have a material impact on the Company's financial position or results of operations. Computer software costs that are incurred in the preliminary project stage are expensed as incurred to direct costs. Once the capitalization criteria of the SOP have been met, costs incurred when developing computer software for internal are capitalized. No software development costs have been capitalized by the Company to date. Software development costs charged to operations for the period from inception to December 31, 1999 is $-0-.


     g. Revenue recognition


     Revenue is recognized when products are shipped or services are rendered.


     h. Research and Development Expenses


     Research and development expenses are charged to operations when incurred.

     j.  Use of Estimates


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


     k. Asset Impairment

     The Company adopted the provisions of SFAS No. 121, Accounting for the impairment of long lived assets and for long-lived assets to be disposed of effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. There was no effect of such adoption on the Company's financial position or results of operations.

     l. Significant Concentration of Credit Risk

     At December 31, 1999, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

     m. Recent Accounting Standards

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

     Note 3 - Sale of Assets

     The Company entered into a Sale and Purchase Agreement (the "Agreement") on January 8, 2000, with JetCo Communications Corporation (JetCo"), pursuant to which the Company sold all of its issued and outstanding shares of common stock for an aggregate consideration of $36,207 and transferred the obliagtion to pay certain obligations to JetCo. aggregating $40,792.


     Note 4 - Related Party transactions


     a. Issuance of Shares



     The Company sold an aggregate of 5,000 shares of common stock for an aggregate consideration of $5,000.



     b. Officer Salaries



          No officer has received a salary in excess of $100,000.

     Note 5 - Property Plant and Equipment

     Property Plant and Equipment consists of the following at December 31, 1999:

          Furniture and office equipment        22,550
          Less accumulated depreciation            503
                                               -------
          Property Plant and Equipment -net    $22,047
                                               =======


     Note 6 - Income Taxes



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


     At December 31, 1999, the Company has net operating loss carry forwards for income tax purposes of $37,920. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of December 31, 1999 are as follows:

    Deferred tax asset:

    Net operating loss carry forward   $ 12,892

    Valuation allowance                $(12,892)
                                       --------
    Net deferred tax asset             $  -0-

     The Company recognized no income tax benefit for the loss generated for the period from inception, August 11, 1997, to December 31, 1999.


     The Company recognized no income tax benefit from the loss generated for the period from inception, August 11, 1997, to December 31, 1999. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.


     Note 7 - Commitments and Contingencies


     Leased Office Space


     The Company has entered into a lease agreement with an unrelated party for a monthly rental of $730 per month.


     Rent expense for the year ended December 31, 1999 was $8,750.


     Note 8 - Business and Credit Concentrations

     The amount reported in the financial statements for cash approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost.


      Note 9 - Development Stage Company


     The Company is considered to be a development stage company with little operating history. The Company is dependent upon the financial resources of the Company's management for its continued existence. The Company will also be dependent upon its ability to raise additional capital to complete is research and development, and its marketing program, acquire additional equipment, management talent, inventory and working capital to engage in profitable business activity. Since its organization, the Company's activities have been limited to the preliminary development of its new products, hiring personnel and acquiring equipment and office space.