Form 10KSB/A
period 2000-12-31
WOLFPACK CORP
filed 2001-05-11
CIK 1085258

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A
                                AMENDMENT No. 1

(Mark One)
[X]             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For Fiscal Year Ended: December 31, 2000

                                      OR

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

     Commission file number   000-26479

                              Wolfpack Corporation

                    (Exact name of small business issuer as
                           specified in its charter)

                   Delaware                                56-2086188
       (State or other jurisdiction                       (IRS Employer
       of incorporation or organization)              Identification No.)

The Europa Center, 100 Europa Drive, Suite 455,
          Chapel Hill, North Carolina                         27514
   (Address of principal executive offices)                (Zip Code)

           Issuer's telephone number                     (919) 933-2720

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

      Yes    X           No
          -------           -------

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

Transitional Small Business Disclosure Format (check one):

Yes       ;    No   X
   ------         ------


                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act") -- N/A.
         ---

     This amendment is being filed solely to file Exhibit 10.7 to the Annual Report on Form 10-KSB.

                   ITEM 13  EXHIBITS, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report.

  1. Financial Statements                                                                      Page
                                                                                               ----
     Wolfpack Corporation and Subsidiaries:

     Report of King Griffin & Adamson, P.C., Independent Certified Public Accountant.........   F-2

     Consolidated Balance Sheet at December 31, 2000.........................................   F-3

     Consolidated Statement of Operations for the year ended December 31, 2000...............   F-4

     Consolidated Statement of Stockholders' Equity for the year ended December 31, 2000.....   F-5

     Consolidated Statement of Cash Flows for the year ended December 31, 2000...............   F-6

     Notes to Consolidated Financial Statements..............................................   F-7

     FaithNet Telecommunications, Inc.:

     Report of Thomas P. Monahan, P:A........................................................  F-17

     Balance Sheet at December 31, 1999......................................................  F-18

     Statement of Operations for the year ended December 31, 1999............................  F-19

     Statement of Stockholders' Equity for the year ended December 31, 1999..................  F-20

     Statement of Cash Flows for the year ended December 31, 1999............................  F-21

     Notes to Financial Statements...........................................................  F-22

2.   Financial Statement Schedules

     All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statement or notes thereto.

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

      10.6**** Stock Purchase Agreement dated as of October 1, 2000 by and among Susan H. Coker, Peter L. Coker, Sr. and the Registrant

      10.7 Stock Purchase Agreement dated as of January 29, 2001 by and among the Registrant, Basic Phone, Inc., Warren J. Landry, Jr., Sonda J. Landry, Shari Ernst, Chad Kibodeaux, Chirstopher Kovatch and Tara Greenwood.

      16***     Letter from Thomas P. Monahan, CPA dated February 5, 2001

      21****    List of Subsidiaries of the Registrant


     (b)  Reports on Form 8-K.

     On February 5, 2001, we filed a Current Report on Form 8-K concerning a change in accounting firms which took place on January 29, 2001. There were no reports on Form 8-K during the quarter ended December 31, 2000.

---------------
   * Incorporated by reference to the registration statement on Form 10-SB filed June 23, 1999.
  ** Incorporated by reference to the current report on Form 8-K filed April 21, 2000.
 *** Incorporated by reference to the current report on Form 8-K filed on February 5, 2001.
**** Incorporated by reference to the annual report on Form 10-KSB filed on April 20, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WOLFPACK CORPORATION


Dated: May 10, 2001           By:         /s/ PETER L. COKER, SR.
                                  --------------------------------------
                                    Peter L. Coker, Sr.
                                    Chief Executive Officer,
                                    Treasurer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 10th day of May, 2001.



                              By:         /s/ PETER L. COKER, SR.
                                  --------------------------------------
                                    Peter L. Coker, Sr.
                                    Director, Chief Executive Officer
                                    (Principal Executive Officer)  Treasurer
                                    (Principal Financial Officer) and Director


                              By:          /s/ William W. Evans
                                  --------------------------------------
                                    William W. Evans
                                    President and Director


                              By:         /s/ Joseph F. Campagna
                                  --------------------------------------
                                    Joseph F. Campagna
                                    Director

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

      10.6**** Stock Purchase Agreement dated as of October 1, 2000 by and among Susan H. Coker, Peter L. Coker, Sr. and the Registrant

      10.7 Stock Purchase Agreement dated as of January 29, 2001 by and among the Registrant, Basic Phone, Inc., Warren J. Landry, Jr., Sonda J. Landry, Shari Ernst, Chad Kibodeaux, Chirstopher Kovatch and Tara Greenwood.

      16***     Letter from Thomas P. Monahan, CPA dated February 5, 2001

      21****    List of Subsidiaries of the Registrant

---------------
   * Incorporated by reference to the registration statement on Form 10-SB filed June 23, 1999.
  ** Incorporated by reference to the current report on Form 8-K filed April 21, 2000.
 *** Incorporated by reference to the current report on Form 8-K filed on February 5, 2001.
**** Incorporated by reference to the annual report on Form 10-KSB filed on April 20, 2001.