Form 10QSB
period 2001-03-31
WOLFPACK CORP
filed 2001-05-24
CIK 1085258

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2001

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


     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     As of May 11, 2001, there were 19,152,570 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                             WOLFPACK CORPORATION
                MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-QSB
                               TABLE OF CONTENTS

                                                                     Page Number

          Special Note Regarding Forward Looking Information.................  3

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements...............................................  4
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................ 10
Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 12

                                 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 12
Item 2.   Changes in Securities and Use of Proceeds.......................... 12
Item 3.   Defaults Upon Senior Securities.................................... 12
Item 4.   Submission of Matters to a Vote of Security Holders................ 12
Item 5.   Other Information.................................................. 12
Item 6.   Exhibits and Reports on Form 8-K................................... 13

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                                                     Page Number

          Consolidated Balance Sheet as of March 31, 2001....................  5
          Consolidated Statements of Operations
            for the three months ended March 31, 2001 and 2000...............  6
          Consolidated Statements of Cash Flows
            for the three months ended March 31, 2001 and 2000...............  7
          Notes to Consolidated Financial Statements.........................  8

                     WOLFPACK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
                                                                          March 31,    December 31,
                                                                            2001           2000
                                                                         ----------    ------------
                                    ASSETS
                                    ------
Current assets
 Cash and cash equivalents                                               $   80,213     $   94,537
 Accounts receivable                                                          3,760              -
 Inventory                                                                   25,399         18,431
 Prepaid expenses                                                            14,148          8,050
 Other current assets                                                         5,849          5,121
                                                                         ----------     ----------

   Total current assets                                                     129,369        126,139

Property, equipment and software, net                                       840,677        885,874

Other assets
 Acquired customer base, net of accumulated amortization of
  $238,384 (unaudited) and $136,902 at March 31, 2001
  and December 31, 2000, respectively                                       170,877        267,359
 Goodwill, net of accumulated amortization of $42,176 (unaudited)
  and $30,673 at March 31, 2001 and December 31, 2000, respectively           3,834         15,337
 Other assets                                                                35,103         32,923
                                                                         ----------     ----------

   Total other assets                                                       209,814        315,619
                                                                         ----------     ----------

    Total assets                                                         $1,179,860     $1,327,632
                                                                         ==========     ==========
                LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                ----------------------------------------------
Current liabilities
 Accounts payable                                                       $   736,451     $  428,205
 Payroll tax obligation                                                     221,183        189,984
 Current portion of capital lease obligations                               150,000        152,037
 Advances from related parties                                               79,700         96,000
 Deferred revenue                                                            93,908         66,029
                                                                         ----------     ----------

     Total current liabilities                                            1,281,242        932,255

Capital lease obligations, less current portion                             101,110        133,424

Commitments and Contingencies

Stockholders' (deficit) equity
 Preferred stock - authorized 5,000,000 shares, $.001 par value,
  no shares issued or outstanding                                                 -              -
 Common stock - authorized 20,000,000 shares, $.001 par value,
  19,222,570 (unaudited) and 19,147,570 shares issued and outstanding
  at March 31, 2001 and December 31, 2000, respectively                      19,223         19,148
 Additional paid-in capital                                               1,738,254      1,663,329
 Accumulated deficit                                                     (1,959,969)    (1,420,524)
                                                                         ----------     ----------

     Total stockholders' (deficit) equity                                  (202,492)       261,953
                                                                         ----------     ----------

            Total liabilities and stockholders' (deficit) equity         $1,179,860     $1,327,632
                                                                         ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statement.

                     WOLFPACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                         Three          Three
                                                                      months ended   months ended
                                                                        March 31,      March 31,
                                                                          2001           2000
                                                                      -----------     ----------
Revenue                                                               $   455,601     $   55,819

Cost of revenues                                                          317,730         92,667
                                                                      -----------     ----------

     Gross profit                                                         137,871        (36,848)

General and administrative expense                                        664,077        116,607
                                                                      -----------     ----------

Operating loss                                                           (526,206)      (153,455)

Other income (expense)
 Interest expense                                                          (6,289)             -
 Other, net                                                                (6,950)             -
                                                                      -----------     ----------

                                                                          (13,239)             -
                                                                      -----------     ----------

Net loss                                                              $  (539,445)    $ (153,455)
                                                                      ===========     ==========

Net loss per share - basic and diluted                                      $(.03)         $(.01)
                                                                      ===========     ==========

Weighted-average number of shares outstanding - basic and diluted      19,167,405     10,241,170
                                                                      ===========     ==========

  The accompanying notes are an integral part of these consolidated financial statement.

                     WOLFPACK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Three         Three
                                                                    months ended  months ended
                                                                      March 31,     March 31,
                                                                        2001          2000
                                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                             $(539,445)    $(153,455)
 Adjustments to reconcile net loss to cash provided by
  (used in) operating activities
  Depreciation and amortization                                         197,089        34,017
  Loss on disposal of asset                                               7,292             -
  Change in operating assets and liabilities
   Accounts receivable                                                   (3,760)       72,382
   Inventory                                                             (6,968)            -
   Prepaid expenses                                                      (6,098)         (828)
   Other current assets                                                    (728)            -
   Other assets                                                          (2,180)       (5,237)
   Accounts payable                                                     308,246       (25,086)
   Payroll tax obligation                                                31,199        13,529
   Deferred revenue                                                      27,879             -
                                                                      ---------     ---------

    TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                12,526       (64,678)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, equipment and software                           (46,199)       (7,984)
 Purchase of customer bases                                              (5,000)      (36,208)
                                                                      ---------     ---------

    TOTAL CASH USED IN INVESTING ACTIVITIES                             (51,199)      (44,192)

CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                                            75,000             -
 Principal payments on capital leases                                   (34,351)            -
 Wolfpack purchases of Jetco stock prior to reverse acquisition               -       400,000
 Payments to related parties                                            (16,300)            -
                                                                      ---------     ---------

    TOTAL CASH PROVIDED BY FINANCING
     ACTIVITIES                                                          24,349       400,000
                                                                      ---------     ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (14,324)      291,130

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                            94,537        13,518
                                                                      ---------     ---------

CASH AND CASH EQUIVALENTS END OF PERIOD                               $  80,213     $ 304,648
                                                                      =========     =========

   The accompanying notes are an integral part of these consolidated financial statement.

                     WOLFPACK CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these statements be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2001. The results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


NOTE B - ORGANIZATION

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

Effective March 31, 2000, Wolfpack acquired all of the issued and outstanding capital stock of JetCo Communications Corporation("JetCo"), a Texas corporation, including its subsidiaries, which do business under the name E-Z Fon Services, Inc. ("E-Z Fon"), formerly FaithNet Telecommunications, Inc., and E-Z Wireless,
Inc. ("E-Z Wireless").   Wolfpack issued 10,241,170 shares of its common stock
to the shareholders of JetCo resulting in the JetCo shareholders owning approximately 57% of the issued and outstanding Wolfpack shares. For accounting purposes, the acquisition has been treated as a recapitalization of JetCo with JetCo as the acquirer (a reverse acquisition). The historical financial statements included for the period ended March 31, 2000 are those of JetCo and its subsidiaries.

Through its' subsidiaries, JetCo provides prepaid local and cellular phone service to approximately 4,500 customers in several states. JetCo is currently licensed to provide phone service in Texas and is currently applying for a similar licenses in 23 additional states. JetCo has developed proprietary Integrated Communications Provider software, which along with anticipated new service agreements will enable it to provide local phone service, long distance, wireless, paging, internet and satellite television services to both prepaid and conventional invoiced residential customers. JetCo is currently making enhancements to its software which will allow customers to choose services via the internet.

Effective September 30, 2000, the Company sold Dina Porter and AAM back to the Cokers in exchange for 5,000 shares of the Company stock that was retired immediately.


NOTE C - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company incurred a net loss of $539,445 for the three months ended March 31, 2001 and at March 31, 2001 current liabilities exceeded current assets by $1,151,873.

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


NOTE D - PAYROLL TAX OBLIGATION

The Company has not remitted a portion of its Federal and State employer and employee payroll taxes for the year ended December 31, 2000 and the three months ended March 31, 2001. The Company has determined this obligation to be the actual amounts of the tax withheld from employees and the employer portion of the Social Security Federal Tax obligation in addition to a 25% penalty and interest accrual. The total obligation associated with these delinquent amounts at March 31, 2001 is $221,183 and has been reflected in the accompanying consolidated financial statements as Payroll Tax Obligation.

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

     E-Z FON is anticipating an enhanced service offering to our existing customer base at the end of the second quarter of Fiscal Year 2001. The enhanced services we will be offering include discount rate long distance, voice mail and dial up internet services. By offering these enhanced services to our existing customer base, E-Z FON is anticipating a higher level of customer retention. Through sales and marketing efforts, in conjunction with acquisition of customer bases from other Competitive Local Exchange Companies ("CLECs"), E-Z FON is anticipating growth in its customer base.

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

Results of Operations

Results of operations for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

Currently, all of the Company's operations are conducted through its subsidiaries: E-Z FON and E-Z WIRELESS.

For the quarter ended March 31, 2001, the Company generated revenues of $455,601 as compared to $55,819 for the quarter ended March 31, 2000, representing an increase of $399,782 or approximately 716%. The Company's cost of revenues for the quarter ended March 31, 2001 was $317,730, or 70% of revenues, as compared to $92,667, or 1.67% of revenues, for the quarter ended March 31, 2000. The Company's gross profit was $137,871, or 30% of revenues, for the quarter ended March 31, 2001, as compared to $(36,848), or (67)% for the quarter ended March 31, 2000. The Company's increase in cost of revenues was directly related to an increase in revenues. The Company's increase in revenue from the first quarter of 2000 to the first quarter 2001 was directly related to an increase in the Company's customer base through the acquisition of other CLEC customer bases and through the Company's increased advertising. The Company's customer base has increased from approximately 1,000 at March 31, 2000 to 6,000 at March 31, 2001.

The Company's general and administrative costs aggregated $664,077, or 146% of net sales, for the quarter ended March 31, 2001 as compared to $116,607, or 209% of net sales, for the quarter ended March 31, 2000, representing an increase of $547,470. The increase in general and administrative costs are primarily from increases in depreciation and amortization expense of $165,000, payroll costs of $150,000, advertising and promotion costs of $40,000, professional fees of $25,000 and occupancy expenses of $40,000.


Liquidity and Capital Resources

The Company's cash decreased from $304,648 at March 31, 2000 to $80,213 at March 31, 2001, a decrease of $224,435.

Cash provided by operations was $12,526 for the quarter ended March 31, 2001, and consisted primarily of a net loss of $539,445, net of depreciation and amortization expense of $197,089, an increase in accounts payable of $308,246, an increase in deferred revenue of $27,879 and an increase in payroll tax obligation of $31,199. Cash used in investing activities was $51,199 for the quarter ended March 31, 2001 and consisted of purchases of property and equipment amounting to $46,199 and purchases of customer bases amounting to $5,000.

Cash provided by financing activities was $24,349 for the quarter ended March 31, 2001 and consisted of common stock issued for cash of $75,000, less $34,351 in principal payments on capital leases and $16,300 in payments to related parties.

Cash used in operations for the quarter ended March 31, 2000 was $64,678 and consisted primarily of the Company's net loss for the quarter of $153,455 and the increase in accounts payable of $25,086 reduced by depreciation and amortization of $34,017 and a decrease in accounts receivable of $72,382. Cash used in investing activities for the first quarter of 2000 totaled $44,192 and resulted from the purchase of fixed assets and customer bases. During the first quarter of 2000, the Company had cash provided by investing activities of $400,000 from Wolfpack's purchase of JetCo stock prior to the acquisition by Wolfpack.

In April, 2001, we sold $500,000 in principal amount of convertible debentures (the "Debentures") to Joseph F. Compagna, a Director of the Company. Such sale was made pursuant to Rule 506 of the Securities Act. The Debentures are convertible into the common stock of the Company and also include a total of 200,000 warrants to purchase common stock. All proceeds from the sale of Debentures went to the Company and shall be used for working capital.

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

Risk Factors

     Risks or uncertainties that could be reasonably likely to have a material adverse effect on the business of E-Z FON and the Company and may thereby materially impact the Company's short-term or long-term liquidity and/or net sales, revenues or income from continuing operations are: (1) Federal and/or state regulations that may effect the ability of E-Z FON to complete its market strategy; (2) Competition from the growing number of well financed CLECs entering the marketplace who can operate for a longer period while flooding the market place with low prices; (3) competition from Incumbent Local Exchange Companies ("ILECs") and (4) retention of personnel.

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


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     None.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In April 2001, we issued 321,453 shares of our common stock to Basic Phone, Inc. pursuant to a covenant in our Stock Purchase Agreement with Basic Phone, Inc., et. al., dated January 29, 2001 and filed as Exhibit 10.7 to Form 10-KSB/A dated May 11, 2001. Such issuance was made pursuant to Rule 506 of the Securities Act of 1933, as amended (the "Securities Act").

     Also, in April, 2001, we sold $500,000 in principal amount of convertible debentures (the "Debentures") to Joseph F. Compagna, a Director of the Company. Such sale was made pursuant to Rule 506 of the Securities Act. The Debentures are convertible into the common stock of the Company and also include a total of 200,000 warrants to purchase common stock. All proceeds from the sale of Debentures went to the Company and shall be used for working capital.


ITEM 3.   DEFAULTS IN SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


(b)  Reports on Form 8-K.

     On February 5, 2001, we filed a Current Report on Form 8-K concerning a change in accounting firms which took place on January 29, 2001.

     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WOLFPACK CORPORATION


Dated: May 23, 2001                     By: /s/ PETER L. COKER, SR.
                                           -------------------------
                                        Peter L. Coker, Sr.
                                        Chief Executive Officer and Treasurer