Form 10QSB
period 2001-06-30
WOLFPACK CORP
filed 2001-08-20
CIK 1085258

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-26479

                              WOLFPACK CORPORATION

       (Exact name of small business issuer as specified in its charter)

Delaware                                                              56-2086188
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


100 Europa Drive
Suite 455
Chapel Hill, NC                                                            27514
-----------------------                                                    -----
(Address of principal executive offices)                              (Zip Code)

                                 (919) 933-2720
                                 --------------
                          (Issuer's telephone number)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of August 17, 2001 there were 19,971,113 shares of the registrant's common stock, par value $0.001 issued and outstanding.

Transitional Small Business Disclosure Formats (check one),  Yes      No   X
                                                                 ---      ---

The accompanying notes are an integral part of these consolidated financial statement.

                              WOLFPACK CORPORATION
                  JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------
                  Special Note Regarding Forward Looking Information ..........3

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements ........................................4
Item 2.           Management's Discussion and Analysis........................11

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings...........................................15
Item 2.           Changes in Securities and Use of Proceeds...................15
Item 3.           Defaults Upon Senior Securities.............................15
Item 4.           Submission of Matters to a Vote of Security Holders.........15
Item 5.           Other Information...........................................15
Item 6.           Exhibits and Reports on Form 8-K............................16

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                      WOLFPACK CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        (Unaudited)
                                                                                          June 30,            December 31,
                                                                                           2001                   2000
                                                                                        -----------           -----------
Current assets
   Cash and cash equivalents                                                            $   286,332           $    94,537
   Inventory                                                                                  9,928                18,431
   Advances to employees                                                                     21,278                    --
   Prepaid expenses                                                                           2,097                 8,050
   Other current assets                                                                       6,974                 5,121
                                                                                        -----------           -----------
           Total current assets                                                             326,609               126,139

Property, equipment and software, net                                                       869,783               885,874

Other assets
   Acquired customer base, net of accumulated amortization of
       $347,488 (unaudited) and $136,902 at June 30, 2001
       and December 31, 2000, respectively                                                   61,773               267,359
   Goodwill, net of accumulated amortization of $46,010 (unaudited)
       and $30,673 at June 30, 2001 and December 31, 2000, respectively                          --                15,337
   Other assets                                                                              33,589                32,923
                                                                                        -----------           -----------
           Total other assets                                                                95,362               315,619
                                                                                        -----------           -----------
                          Total assets                                                  $ 1,291,754           $ 1,327,632
                                                                                        ===========           ===========

             LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
    Accounts payable                                                                    $   562,219           $   428,205
    Note payable to shareholder                                                             500,000                    --
    Pending stock subscriptions                                                             267,525                    --
    Payroll tax obligation                                                                  271,275               189,984
    Current portion of capital lease obligations                                            151,968               152,037
    Advances from related parties                                                            71,000                96,000
    Deferred revenue                                                                         81,546                66,029
    Accrued interest                                                                         17,500                    --
                                                                                        -----------           -----------
           Total current liabilities                                                      1,923,033               932,255

Capital lease obligations, less current portion                                              63,683               133,424

Commitments and Contingencies

Stockholders' (deficit) equity
   Preferred stock - authorized 5,000,000 shares, $.001 par value,
      no shares issued or outstanding                                                            --                    --
   Common stock - authorized 20,000,000 shares, $.001 par value,
      19,222,570 (unaudited) and 19,147,570 shares issued and outstanding
      at June 30, 2001 and December 31, 2000, respectively                                   19,986                19,148
   Additional paid-in capital                                                             1,952,548             1,663,329
   Accumulated deficit                                                                   (2,667,496)           (1,420,524)
                                                                                        -----------           -----------
           Total stockholders' (deficit) equity                                            (694,962)              261,953
                                                                                        -----------           -----------
                          Total liabilities and stockholders' (deficit) equity          $ 1,291,754           $ 1,327,632
                                                                                        ===========           ===========


The accompanying notes are an integral part of these consolidated financial statement.

                      WOLFPACK CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Three                  Three
                                                                               months ended           months ended
                                                                                 June 30,               June 30,
                                                                                   2001                   2000
                                                                               ------------           ------------
Revenue                                                                        $    589,723           $    415,487

Cost of revenues                                                                    379,584                136,066
                                                                               ------------           ------------
Gross profit                                                                        210,139                279,421

General and administrative expense                                                  735,790                387,480
                                                                               ------------           ------------
Operating loss                                                                     (525,651)              (108,059)

Other income (expense)
   Agreement termination costs                                                     (146,617)                    --
   Interest expense                                                                 (23,873)                    56
   Other, net                                                                       (11,386)                   (52)
                                                                               ------------           ------------
                                                                                   (181,876)                     4
                                                                               ------------           ------------
Net loss from continuing operations                                                (707,527)              (108,055)

Income from discontinued operations (net of income taxes of $0)                          --                    983
                                                                               ------------           ------------
Net loss                                                                       $   (707,527)          $   (107,072)
                                                                               ============           ============
Net loss per share from continuing operations - basic and diluted              $       (.04)          $       (.01)

Net income per share from discontinued operations - basic and diluted                    --                     --
                                                                               ------------           ------------
Net loss per share - basic and diluted                                         $       (.04)          $       (.01)
                                                                               ============           ============
Weighted-average number of shares outstanding - basic and diluted                19,769,475             10,966,950
                                                                               ============           ============


The accompanying notes are an integral part of these consolidated financial statement.

                      WOLFPACK CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   Six                    Six
                                                                               months ended           months ended
                                                                                 June 30,               June 30,
                                                                                   2001                   2000
                                                                               ------------           ------------
Revenue                                                                        $  1,045,324           $    471,306

Cost of revenues                                                                    697,314                228,733
                                                                               ------------           ------------
Gross profit                                                                        348,010                242,573

General and administrative expense                                                1,399,867                504,087
                                                                               ------------           ------------
Operating loss                                                                   (1,051,857)              (261,514)

Other income (expense)
   Agreement termination costs                                                     (146,617)                    --
   Interest expense                                                                 (30,162)                    56
   Other, net                                                                       (18,336)                   (52)
                                                                               ------------           ------------
                                                                                   (195,115)                     4
                                                                               ------------           ------------
Net loss from continuing operations                                              (1,246,972)              (261,510)

Income from discontinued operations (net of income taxes of $0)                          --                    983
                                                                               ------------           ------------
Net loss                                                                       $ (1,246,972)          $   (260,527)
                                                                               ============           ============
Net loss per share from continuing operations - basic and diluted              $       (.06)          $       (.02)

Net income per share from discontinued operations - basic and diluted                    --                     --
                                                                               ------------           ------------
Net loss per share - basic and diluted                                         $       (.06)          $       (.02)
                                                                               ============           ============
Weighted-average number of shares outstanding - basic and diluted                19,495,446             10,604,060
                                                                               ============           ============


The accompanying notes are an integral part of these consolidated financial statement.

                      WOLFPACK CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six                   Six
                                                                            months ended          months ended
                                                                           June 30, 2001         June 30, 2000
                                                                           -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $(1,246,972)          $  (260,527)
   Income from discontinued operations                                               --                  (983)
   Adjustments to reconcile net loss to cash used in continuing operations
      Depreciation and amortization                                             405,656               103,208
      Common stock issued for agreement termination                             146,617                    --
      Change in operating assets and liabilities
        Accounts receivable                                                          --                72,382
        Inventory                                                                 8,503               (66,007)
        Advances to employees                                                   (21,278)                   --
        Prepaid expenses                                                          5,953               (13,575)
        Other current assets                                                     (1,853)                   --
        Other assets                                                               (666)              (77,057)
        Accounts payable                                                        134,014               (40,402)
        Accrued interest                                                         17,500                    --
        Payroll tax obligation                                                   81,291                63,748
        Deferred revenue                                                         15,517                    --
                                                                            -----------           -----------
           TOTAL CASH USED IN CONTINUING OPERATIONS                            (455,718)             (219,213)
           TOTAL CASH PROVIDED BY DISCONTINUED OPERATIONS                            --                   983
                                                                            -----------           -----------
           TOTAL CASH USED IN OPERATING ACTIVITIES                             (455,718)             (218,230)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, equipment and software                                 (85,202)             (125,235)
   Purchase of customer bases                                                    (5,000)             (477,421)
                                                                            -----------           -----------
           TOTAL CASH FLOWS USED IN INVESTING ACTIVITIES                        (90,202)             (602,656)

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issued for cash                                                  65,000               700,000
   Proceeds from note payable to shareholder                                    500,000                    --
   Principal payments on capital leases                                         (69,810)                   --
   Cash received on pending subscriptions                                       267,525                    --
   Wolfpack purchases of Jetco stock prior to reverse acquisition                    --               400,000
   Repayments of advances from related parties                                  (25,000)                   --
                                                                            -----------           -----------
           TOTAL CASH FLOWS PROVIDED BY FINANCING
                ACTIVITIES                                                      737,715             1,100,000
                                                                            -----------           -----------
NET INCREASE IN CASH                                                            191,795               279,114

CASH BEGINNING OF PERIOD                                                         94,537                13,518
                                                                            -----------           -----------
CASH END OF PERIOD                                                          $   286,332           $   292,632
                                                                            ===========           ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Equipment acquired through issuance of common stock                      $    78,440           $        --
                                                                            ===========           ===========
   Common stock issued in connection with termination of agreement          $   146,617           $        --
                                                                            ===========           ===========


The accompanying notes are an integral part of these consolidated financial statement.

                      WOLFPACK CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these statements be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2000.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the six month period ended June 30, 2001. The results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


NOTE B - ORGANIZATION

Wolfpack Corporation ("Wolfpack" or the "Company") was formed under the laws of Delaware on March 16, 1998. Wolfpack was formed as a holding company for the acquisition of Wolfpack Subsidiary, Corp. ("Subsidiary Corp."), which had two subsidiaries, Dina Porter, Inc. (Dina Porter) and AAM Investment Council, Inc.
(AAM). Dina Porter is a retail store which specializes in contemporary clothing, jewelry and fine crafts. AAM is an investment adviser that offers portfolio management designed to achieve unique investment objectives. On January 4, 1999, the Company issued 1,000,000 shares of common stock each to Susan Coker and Peter Coker (the "Cokers") in consideration for all of the issued and outstanding shares of common stock of Subsidiary, Corp. and its subsidiaries.

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

Through its' subsidiaries, E-Z Fon provides prepaid local and cellular phone service to approximately 6,000 customers in the state of Texas. E-Z Fon is currently licensed to provide phone service in Texas and is currently applying for a similar licenses in 23 additional states. JetCo has developed proprietary Integrated Communications Provider software, which along with anticipated new service agreements will enable it to provide local phone service, long distance, wireless, paging, internet and satellite television services to both prepaid and conventional invoiced residential customers. JetCo is currently making enhancements to its software which will allow customers to choose services via the internet.

Effective September 30, 2000, the Company sold Dina Porter and AAM back to the Cokers in exchange for 5,000 shares of the Company stock that was retired immediately. The discontinued operations of Dina Porter and AAM have been included in the statements of operations from March 31, 2000 (the date of the reverse acquisition) through June 30, 2000.

                      WOLFPACK CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001


NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The Statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement.


NOTE D - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company incurred a net loss of $1,246,972 for the six months ended June 30, 2001 and at June 30, 2001 current liabilities exceeded current assets by $1,596,424.

The Company has taken steps in 2001 to improve profitability and cash flow, and is currently attempting to raise additional capital. Management believes that these actions will provide sufficient liquidity to enable the Company to meet its obligations and continue in business. However, there is no assurance such actions will be successful. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE E - PAYROLL TAX OBLIGATION

The Company has not remitted a portion of its Federal and State employer and employee payroll taxes for the year ended December 31, 2000 and the six months ended June 30, 2001. The Company has estimated this obligation to be the actual amounts of the tax withheld from employees and the employer portion of the Social Security Federal Tax obligation in addition to a 25% estimated penalty and interest accrual. The total obligation associated with these delinquent amounts at June 30, 2001 is $271,275 and has been reflected in the accompanying consolidated financial statements as Payroll Tax Obligation.


NOTE F - AGREEMENT TERMINATION COSTS

During the quarter ended June 30, 2001, the Company issued 366,543 shares of its common stock to an entity as consideration for the termination of an acquisition agreement and related standstill agreement. The Company has valued this consideration at the estimated fair value of the stock issued and has recorded an expense of $146,617 during the three months ended June 30, 2001.


NOTE G - PENDING STOCK SUBSCRIPTIONS

During the quarter ended June 30, 2001, the Company received $267,525 in cash for 1,070,100 shares of its common stock. As of June 30 2001, the Company has not completed the issuance of these shares and has recorded a current liability for the cash proceeds received as pending stock subscriptions of $267,525 at June 30, 2001.

                      WOLFPACK CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001


NOTE H - NOTE PAYABLE TO SHAREHOLDER

At June 30, 2001, the Company has an uncollateralized note payable to a shareholder in the amount of $500,000. The note bears interest at 14% per annum and all principal and accrued interest are due April 6, 2002.


NOTE I - DISCONTINUED OPERATIONS

Effective September 30, 2000, the Company sold Dina Porter and AAM to a Wolfpack shareholder in exchange for 5,000 shares of the Company's common stock. The transaction was valued at $7,503. Net assets and liabilities disposed of are as follows:

                                                   Dina Porter             AAM
                                                   -----------             ---
Cash                                                $ 19,880              $1,978
Inventory                                            133,473                  --
Property and equipment, net                           49,384                  --
Other assets                                           5,500                  --
                                                    --------              ------
Total assets                                         208,237               1,978

Advance from shareholder                              54,000                  --
Accounts payable                                       3,860                  --
                                                    --------              ------
Total liabilities                                     57,860                  --
                                                    --------              ------
Net assets disposed of                              $150,377              $1,978
                                                    ========              ======

The operating results of Dina Porter and AAM for the three month period ended June 30, 2001 was as follows:

                                                   Dina Porter             AAM
                                                   -----------             ---
Revenues                                            $173,581              $   --
Cost of goods sold                                   (97,667)                 --
Administrative expenses                              (75,724)                 --
Other income                                             786                   7
                                                    --------              ------
Net income                                          $    976              $    7
                                                    ========              ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         E-Z FON provides prepaid local telephone service to approximately 6,000 customers in Texas. E-Z Wireless is a prepaid cellular phone service provider operating in Texas. During 2000, E-Z FON acquired 3,000 new customers and distribution channels with outlets in each major city in Texas. E-Z FON is currently licensed to provide phone service in Texas.

         JetCo is developing proprietary Integrated Communications Provider Software (the "Software") , which JetCo anticipates will be completed during the second quarter of Fiscal Year 2001. The Software will enable E-Z FON to provide local phone service, voice mail, long distance, and dial up internet service to both prepaid and conventionally invoiced residential customers.

         For the next 12 months, we plan to focus our efforts on expanding the operations of E-Z FON. E-Z FON will continue to focus on the pre-paid local service market through advertising, the acquisition of additional "Agent" locations, the acquisition of customer bases from other CLECs and the acquisition of other CLECs. E-Z FON is also anticipating the satisfaction of its regulatory requirements to provide local service in 23 additional states. E-Z FON is also working to satisfy other state regulatory requirements in order to provide long distance service nationwide.

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

         Operating results would also be adversely affected by a downturn in the market in general. Because we continue to increase our operating expenses forpersonnel and other general and administrative expenses, our operating results would be adversely affected if our sales did not correspondingly increase. Our limited operating history makes accurate prediction of future operating results difficult.

Results of Operations

Results of operations for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

Currently, all of the Company's operations are conducted through its subsidiary:
E-Z FON.

For the quarter ended June 30, 2001, the Company generated revenues of $589,723 as compared to $415,487 for the quarter ended June 30, 2000, representing an increase of $174,236 or approximately 42%. The Company's cost of revenues for the quarter ended June 30, 2001 was $379,584, or 64% of revenues, as compared to $136,066, or 33% of revenues, for the quarter ended June 30, 2000. The Company's gross profit was $210,139, or 36% of revenues, for the quarter ended June 30, 2001, as compared to $279,421, or 67% for the quarter ended June 30, 2000. The Company's increase in cost of revenues was directly related to an increase in revenues. The Company's increase in revenue from the second quarter of 2000 to the second quarter 2001 was directly related to an increase in the Company's customer base through the acquisition of other CLEC customer bases and through the Company's increased advertising. The Company's customer base has increased from approximately 1,000 at June 30, 2000 to 6,000 at June 30, 2001.

The Company's general and administrative costs aggregated $1,399,867, or 132% of net sales, for the six months ended June 30, 2001 as compared to $504,087, or 107% of net sales, for the six months ended June 30, 2000, representing an increase of $895,780. The increase in general and administrative costs are primarily from increases in depreciation and amortization expense of $302,448 payroll costs of $61,000, advertising and promotion costs of $15,000, professional fees of $60,000 and occupancy expenses of $40,000.

Liquidity and Capital Resources

The Company's cash decreased from $292,632 at June 30, 2000 to $286,332 at June 30, 2001, a decrease of $6,300.

Cash used by operations was $455,718 for the six months ended June 30, 2001, and consisted primarily of a net loss of $1,246,972, net of depreciation and amortization expense of $405,656, an increase in accounts payable of $134,014, an increase in deferred revenue of $15,517 and an increase in payroll tax obligation of $81,291. Cash used in investing activities was $90,202 for the six months ended June 30, 2001 and consisted of purchases of property and equipment amounting to $85,202 and purchases of customer bases amounting to $5,000.

Cash provided by financing activities was $737,715 for the six months ended June 30, 2001 and consisted of common stock issued for cash of $65,000, less $69,810 in principal payments on capital leases and $25,000 in payments to related parties.

Cash used in operations for the six months ended June 30, 2000 was $218,230 and consisted primarily of the Company's net loss for the six months ended of $260,527 and the increase in accounts payable of $40,402 reduced by depreciation and amortization of $103,208 and a decrease in accounts receivable of $72,382. Cash used in investing activities for the first six months of 2000 totaled $602,656 and resulted from the purchase of fixed assets amounting to $125,232 and customer bases amounting to $477,421. During the first quarter of 2000, the Company had cash provided by investing activities of $400,000 from Wolfpack's purchase of JetCo stock prior to the acquisition by Wolfpack.

In April, 2001, we sold $500,000 in principal amount of debentures (the "Debentures") to Joseph F. Compagna, a Director of the Company. Such sale was made pursuant to Rule 506 of the Securities Act. The Debentures include a total of 200,000 warrants to purchase common stock. All proceeds from the sale of Debentures went to the Company and shall be used for working capital.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2001, the Company received $267,525 in cash for 1,070,100 shares of its common stock. As of June 30 2001 the Company has not completed the issuance of these shares and has recorded a current liability for the cash proceeds received as pending stock subscriptions of $267,525 at June 30, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

     On June 27, 2001, the Company signed a Letter of Intent with equitel, inc., a Delaware corporation ("equitel"), with the objective of executing and
implementing a definitive merger agreement   and plan of reorganization between
Wolfpack and equitel. The parties expect to finalize the Merger Agreement and to effect a reverse triangular merger during the third quarter of 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         None.

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WOLFPACK CORPORATION




Dated: August 20, 2001                     By: /s/ PETER L. COKER, SR.
                                              ------------------------
                                           Peter L. Coker, Sr.
                                           Chief Executive Officer and
                                           Chief Financial Officer