Form 10QSB/A
period 2001-06-30
WOLFPACK CORP
filed 2001-08-23
CIK 1085258

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

         As of August 17, 2001 there were 19,986,113 shares of the registrant's common stock, par value $0.001 issued and outstanding.

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

                      WOLFPACK CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        (Unaudited)
                                                                                          June 30,            December 31,
                                                                                           2001                   2000
                                                                                        -----------           -----------
Current assets
   Cash and cash equivalents                                                            $   286,332           $    94,537
   Inventory                                                                                  9,928                18,431
   Advances to employees                                                                     21,278                    --
   Prepaid expenses                                                                           2,097                 8,050
   Other current assets                                                                       6,974                 5,121
                                                                                        -----------           -----------
           Total current assets                                                             326,609               126,139

Property, equipment and software, net                                                       869,783               885,874

Other assets
   Acquired customer base, net of accumulated amortization of
       $347,488 (unaudited) and $136,902 at June 30, 2001
       and December 31, 2000, respectively                                                   61,773               267,359
   Goodwill, net of accumulated amortization of $46,010 (unaudited)
       and $30,673 at June 30, 2001 and December 31, 2000, respectively                          --                15,337
   Other assets                                                                              33,589                32,923
                                                                                        -----------           -----------
           Total other assets                                                                95,362               315,619
                                                                                        -----------           -----------
                          Total assets                                                  $ 1,291,754           $ 1,327,632
                                                                                        ===========           ===========

             LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
    Accounts payable                                                                    $   562,219           $   428,205
    Note payable to shareholder, net of debt discount of $44,652                            455,348                    --
    Pending stock subscriptions                                                             267,525                    --
    Payroll tax obligation                                                                  271,275               189,984
    Current portion of capital lease obligations                                            151,968               152,037
    Advances from related parties                                                            71,000                96,000
    Deferred revenue                                                                         81,546                66,029
    Accrued interest                                                                         17,500                    --
                                                                                        -----------           -----------
           Total current liabilities                                                      1,878,381               932,255

Capital lease obligations, less current portion                                              63,683               133,424

Commitments and Contingencies

Stockholders' (deficit) equity
   Preferred stock - authorized 5,000,000 shares, $.001 par value,
      no shares issued or outstanding                                                            --                    --
   Common stock - authorized 20,000,000 shares, $.001 par value,
      19,986,113 (unaudited) and 19,147,570 shares issued and outstanding
      at June 30, 2001 and December 31, 2000, respectively                                   19,986                19,148
   Additional paid-in capital                                                             2,009,734             1,663,329
   Accumulated deficit                                                                   (2,680,030)           (1,420,524)
                                                                                        -----------           -----------
           Total stockholders' (deficit) equity                                            (650,310)              261,953
                                                                                        -----------           -----------
                          Total liabilities and stockholders' (deficit) equity          $ 1,291,754           $ 1,327,632
                                                                                        ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      WOLFPACK CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Three                  Three
                                                                               months ended           months ended
                                                                                 June 30,               June 30,
                                                                                   2001                   2000
                                                                               ------------           ------------
Revenue                                                                        $    589,723           $    415,487

Cost of revenues                                                                    379,584                136,066
                                                                               ------------           ------------
Gross profit                                                                        210,139                279,421

General and administrative expense                                                  735,790                387,480
                                                                               ------------           ------------
Operating loss                                                                     (525,651)              (108,059)

Other income (expense)
   Agreement termination costs                                                     (146,617)                    --
   Interest expense                                                                 (23,873)                    56
   Amortization of debt discount                                                    (12,534)                    --
   Other, net                                                                       (11,386)                   (52)
                                                                               ------------           ------------
                                                                                   (194,410)                     4
                                                                               ------------           ------------
Net loss from continuing operations                                                (720,061)              (108,055)

Income from discontinued operations (net of income taxes of $0)                          --                    983
                                                                               ------------           ------------
Net loss                                                                       $   (720,061)          $   (107,072)
                                                                               ============           ============
Net loss per share from continuing operations - basic and diluted              $       (.04)          $       (.01)

Net income per share from discontinued operations - basic and diluted                    --                     --
                                                                               ------------           ------------
Net loss per share - basic and diluted                                         $       (.04)          $       (.01)
                                                                               ============           ============
Weighted-average number of shares outstanding - basic and diluted                19,769,475             10,966,950
                                                                               ============           ============


The accompanying notes are an integral part of these consolidated financial statements.

                      WOLFPACK CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   Six                    Six
                                                                               months ended           months ended
                                                                                 June 30,               June 30,
                                                                                   2001                   2000
                                                                               ------------           ------------
Revenue                                                                        $  1,045,324           $    471,306

Cost of revenues                                                                    697,314                228,733
                                                                               ------------           ------------
Gross profit                                                                        348,010                242,573

General and administrative expense                                                1,399,867                504,087
                                                                               ------------           ------------
Operating loss                                                                   (1,051,857)              (261,514)

Other income (expense)
   Agreement termination costs                                                     (146,617)                    --
   Interest expense                                                                 (30,162)                    56
   Amortization of debt discount                                                    (12,534)                    --
   Other, net                                                                       (18,336)                   (52)
                                                                               ------------           ------------
                                                                                   (207,649)                     4
                                                                               ------------           ------------
Net loss from continuing operations                                              (1,259,506)              (261,510)

Income from discontinued operations (net of income taxes of $0)                          --                    983
                                                                               ------------           ------------
Net loss                                                                       $ (1,259,506)          $   (260,527)
                                                                               ============           ============
Net loss per share from continuing operations - basic and diluted              $       (.06)          $       (.02)

Net income per share from discontinued operations - basic and diluted                    --                     --
                                                                               ------------           ------------
Net loss per share - basic and diluted                                         $       (.06)          $       (.02)
                                                                               ============           ============
Weighted-average number of shares outstanding - basic and diluted                19,495,446             10,604,060
                                                                               ============           ============


The accompanying notes are an integral part of these consolidated financial statements.

                      WOLFPACK CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six                   Six
                                                                            months ended          months ended
                                                                           June 30, 2001         June 30, 2000
                                                                           -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $(1,259,506)          $  (260,527)
   Income from discontinued operations                                               --                  (983)
   Adjustments to reconcile net loss to cash used in continuing operations
      Depreciation and amortization                                             405,656               103,208
      Common stock issued for agreement termination                             146,617                    --
      Amortization of debt discount                                              12,534                    --
      Change in operating assets and liabilities
        Accounts receivable                                                          --                72,382
        Inventory                                                                 8,503               (66,007)
        Advances to employees                                                   (21,278)                   --
        Prepaid expenses                                                          5,953               (13,575)
        Other current assets                                                     (1,853)                   --
        Other assets                                                               (666)              (77,057)
        Accounts payable                                                        134,014               (40,402)
        Accrued interest                                                         17,500                    --
        Payroll tax obligation                                                   81,291                63,748
        Deferred revenue                                                         15,517                    --
                                                                            -----------           -----------
           TOTAL CASH USED IN CONTINUING OPERATIONS                            (455,718)             (219,213)
           TOTAL CASH PROVIDED BY DISCONTINUED OPERATIONS                            --                   983
                                                                            -----------           -----------
           TOTAL CASH USED IN OPERATING ACTIVITIES                             (455,718)             (218,230)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, equipment and software                                 (85,202)             (125,235)
   Purchase of customer bases                                                    (5,000)             (477,421)
                                                                            -----------           -----------
           TOTAL CASH FLOWS USED IN INVESTING ACTIVITIES                        (90,202)             (602,656)

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issued for cash                                                  65,000               700,000
   Proceeds from note payable to shareholder                                    500,000                    --
   Principal payments on capital leases                                         (69,810)                   --
   Cash received on pending stock subscriptions                                 267,525                    --
   Wolfpack purchases of Jetco stock prior to reverse acquisition                    --               400,000
   Repayments of advances from related parties                                  (25,000)                   --
                                                                            -----------           -----------
           TOTAL CASH FLOWS PROVIDED BY FINANCING
                ACTIVITIES                                                      737,715             1,100,000
                                                                            -----------           -----------
NET INCREASE IN CASH                                                            191,795               279,114

CASH BEGINNING OF PERIOD                                                         94,537                13,518
                                                                            -----------           -----------
CASH END OF PERIOD                                                          $   286,332           $   292,632
                                                                            ===========           ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Equipment acquired through issuance of common stock                      $    78,440           $        --
                                                                            ===========           ===========
   Common stock issued in connection with termination of agreement          $   146,617           $        --
                                                                            ===========           ===========
   Issuance of warrants recorded as debt discount                           $    57,186           $        --
                                                                            ===========           ===========



The accompanying notes are an integral part of these consolidated financial statements.

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


NOTE B - ORGANIZATION

Wolfpack Corporation ("Wolfpack" or the "Company") was formed under the laws of Delaware on March 16, 1998. Wolfpack was formed as a holding company for the acquisition of Wolfpack Subsidiary, Corp. ("Subsidiary Corp."), which had two subsidiaries, Dina Porter, Inc. (Dina Porter) and AAM Investment Council, Inc.
(AAM). Dina Porter is a retail store which specializes in contemporary clothing, jewelry and fine crafts. AAM is an investment adviser that offers portfolio management designed to achieve unique investment objectives. On January 4, 1999, the Company issued 1,000,000 shares of common stock each to Susan Coker and Peter Coker (the "Cokers") in consideration for all of the issued and outstanding shares of common stock of Subsidiary Corp. and its subsidiaries.

Effective March 31, 2000, Wolfpack acquired all of the issued and outstanding capital stock of JetCo Communications Corporation("JetCo"), a Texas corporation, including its subsidiaries, which do business under the names E-Z Fon Services, Inc. ("E-Z Fon"), formerly FaithNet Telecommunications, Inc., and E-Z Wireless, Inc. ("E-Z Wireless"). Wolfpack issued 10,241,170 shares of its common stock to the shareholders of JetCo resulting in the JetCo shareholders owning approximately 57% of the issued and outstanding Wolfpack shares. For accounting purposes, the acquisition has been treated as a recapitalization of JetCo with JetCo as the acquirer (a reverse acquisition).

Through its' subsidiaries, E-Z Fon provides prepaid local and cellular phone service to approximately 6,000 customers. E-Z Fon is currently licensed to provide phone service in Texas and is currently applying for a similar licenses in 23 additional states. JetCo has developed proprietary Integrated Communications Provider software, which along with anticipated new service agreements will enable it to provide local phone service, long distance, wireless, paging, internet and satellite television services to both prepaid and conventional invoiced residential customers. JetCo is currently making enhancements to its software which will allow customers to choose services via the internet.

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


NOTE D - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company incurred a net loss of $1,259,506 for the six months ended June 30, 2001 and at June 30, 2001 current liabilities exceeded current assets by $1,551,772.

The Company has taken steps in 2001 to improve profitability and cash flow, and is currently attempting to raise additional capital, which it will need in order to continue to fund operations until revenues can cover substantially all operating costs. Management believes that these actions will provide sufficient liquidity to enable the Company to meet its obligations and continue in business. However, there is no assurance such actions, including raising additional capital, will be successful. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities
which may result from   the inability of the Company to continue as a going
concern.


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

                      WOLFPACK CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001


NOTE H - NOTE PAYABLE TO SHAREHOLDER

At June 30, 2001, the Company has an uncollateralized note payable to a shareholder in the amount of $500,000. The note bears interest at 14% per annum and all principal and accrued interest are due April 6, 2002. As additional consideration, this note includes warrants to purchase 200,000 shares of the Company's stock with an exercise price of $0.25 per share. The warrants vest immediately and expire on April 1, 2002. The fair value of the warrants of $57,186 has been recorded as a discount to the original note and is being amortized over the term of the note. The fair value was estimated using the Black-Scholes Model with the following assumptions: dividend yield of 0%; expected volatility of 126%; risk free interest rate of 6%; and an expected life of 1 year.


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

         We completed the acquisition of JetCo Communications Corporation, a Texas corporation ("JetCo"), effective March 31, 2000. Pursuant to the acquisition of JetCo, the Company acquired all of the issued and outstanding capital stock of JetCo, including its subsidiaries, which do business under the names E-Z FON Services, Inc. ("E-Z FON") and E-Z Wireless, Inc. ("E-Z Wireless"). For the purchase of JetCo's capital stock, JetCo shareholders received 10,241,170 shares of newly issued common stock of the Company. As a result, the former JetCo shareholders own approximately 57% of the capital stock of the Company. William W. Evans, the President of JetCo, received 8,691,170 shares of the Company's common stock, approximately 48% of the capital stock of the Company, giving Mr. Evans effective control over matters submitted to the shareholders. Mr. Evans is also a Director and the President of the Company.

         As there was a change in control for accounting purposes the transaction has been treated as a recapitalization of JetCo, with JetCo as the acquiror (a reverse acquisition).

         E-Z FON provides prepaid local telephone service to approximately 6,000 customers. E-Z Wireless is a prepaid cellular phone service provider operating in Texas. During 2000, E-Z FON acquired 3,000 new customers and distribution channels with outlets in each major city in Texas. E-Z FON is currently licensed to provide phone service in Texas.

         JetCo is developing propriatary Integrated Communications Provides Software (the "Software"), which JetCo anticipates will be completed during the third quarter of Fiscal Year 2001. The Software will enable E-Z FON to provide local phone service, voice mail, long distance, and dial up internet service to both prepaid and conventionally invoiced residential customers.

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

E-Z FON is anticipating an enhanced service offering to our existing customer base before the end of the fourth quarter of Fiscal Year 2001. The enhanced services we will be offering include discount rate long distance, voice mail and dial up internet services. By offering these enhanced services to our existing customer base, E-Z FON is anticipating a higher level of customer retention. Through sales and marketing efforts, in conjunction with acquisition of customer bases from other Competitive Local Exchange Companies ("CLECs"), E-Z FON is anticipating growth in its customer base.

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

For the six months ended June 30, 2001, the Company generated revenues of $1,045,324 as compared to $471,306 for the six months ended June 30, 2000, an increase of $574,018, or 122%. The Company's cost of revenues was $697,314 for the six months ended June 30, 2001, or 54.9% of revenues, as compared to $228,733 for the six months ended June 30, 2000, or 205% of revenues. The Company's gross profit was $348,010, or 33% of revenues, for the six months ended June 30, 2001, as compared to $242,573, or 51% of revenues, for the six months ended June 30, 2000. The Company's increase in cost of revenues is commensurate with its increase in revenues.

The Company's general and administrative costs totaled $735,790, or 125% of net sales, for the three months ended June 30, 2001 as compared to $387,480, or 93% of net sales, for the three months ended June 30, 2001, representing an increase of $348,310, or 90%. The increase in general and administrative costs are primarily due to increases in depreciation and amortization expense of $139,377, payroll costs of $61,222, advertising and promotion costs of $15,131, and interest expense of $17,500.

The Company's general and administrative costs aggregated $1,399,867, or 134% of net sales, for the six months ended June 30, 2001 as compared to $504,087, or 107% of net sales, for the six months ended June 30, 2000, representing an increase of $895,780, or 178%. The increase in general and administrative costs are primarily due to increases in depreciation and amortization expense of $302,448, payroll costs of $181,338, advertising and promotion costs of $58,720, professional fees of $115,964, occupancy expenses of $40,000, consulting expense of $27,500, and filing costs of $15,450.

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

Liquidity and Capital Resources

The Company's cash decreased from $292,632 at June 30, 2000 to $286,332 at June 30, 2001, a decrease of $6,300.

Cash used by operations was $455,718 for the six months ended June 30, 2001, and consisted primarily of a net loss of $1,259,506, net of depreciation and amortization expense of $405,656, common stock issued for agreement termination of $146,617, an increase in accounts payable of $134,014, an increase in deferred revenue of $15,517 and an increase in payroll tax obligation of $81,291. Cash used in investing activities was $90,202 for the six months ended June 30, 2001 and consisted of purchases of property and equipment amounting to $85,202 and purchases of customer bases amounting to $5,000. Cash provided by financing activities was $737,715 for the six months ended June 30, 2001 and consisted of proceeds from note payable to shareholders of $500,000, cash received on pending stock subscriptions of $267,525, common stock issued for cash of $65,000, less $69,810 in principal payments on capital leases and $25,000 in payments to related parties.

Cash used in operations for the six months ended June 30, 2000 was $218,230 and consisted primarily of the Company's net loss for the six months ended of $260,527 and the increase in accounts payable of $40,402 reduced by depreciation and amortization of $103,208 and a decrease in accounts receivable of $72,382. Cash used in investing activities for the first six months of 2000 totaled $602,656 and resulted from the purchase of fixed assets amounting to $125,232 and customer bases amounting to $477,421. During the first six months of 2000, the Company had cash provided by investing activities of $1,100,000 consisting of $700,000 from common stock issued for cash and $400,000 from Wolfpack's purchase of JetCo stock prior to the acquisition by Wolfpack.

In April, 2001, Joseph F. Compagna, a Director of the Company, loaned the Company $500,000 in the form of a note payable. The note bears interest at the rate of 14% per annum, and as additional consideration, the Company issued a total of 200,000 warrants to purchase common stock. All proceeds from the note went to the Company and shall be used for working capital.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

On June 27, 2001, the Company signed a Letter of Intent ("LOI") with equitel, inc., a Delaware corporation ("equitel"), with the objective of executing and implementing a definitive merger agreement ("Merger Agreement") and plan of reorganization between Wolfpack and equitel by September 30, 2001. The parties expect to finalize the Merger Agreement with equitel prior to the termination date of September 30, 2001 under similar terms and conditions as those contained in the LOI.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         None.

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WOLFPACK CORPORATION




Dated: August 22, 2001                     By: /s/ PETER L. COKER, SR.
                                              ------------------------
                                           Peter L. Coker, Sr.
                                           Chief Executive Officer and
                                           Chief Financial Officer