Form 10QSB
period 2001-09-30
WOLFPACK CORP
filed 2001-11-19
CIK 1085258

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  September 30, 2001
                                     --------------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ___________ to ______________

                  Commission file number    000-26479
                                        ------------------------

                             WOLFPACK CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Delaware                                       56-2086188
       -------------------------------                     -------------------
       (State or other jurisdiction of                        (IRS Employer
        incorporation or organization)                     Identification No.)

 4021 Stirrup Creek Drive, suite 400  Research Triangle Park  Durham, NC 27703
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (919) 419-5600
          -----------------------------------------------------------
                          (Issuer's telephone number)

                                     N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,198,458 common stock issued and
                                           ----------------------------------
outstanding; par value $.001 per share at November 19, 2001
-----------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                              WOLFPACK CORPORATION

               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

                               TABLE OF CONTENTS

                                                                   Page Number
                                                                   -----------

      Special Note Regarding Forward Looking Information.................    3.

                        PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements...........................................    4.
Item 2.   Management's Discussion and Analysis...........................   13.

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   17.
Item 2.  Changes in Securities...........................................   18.
Item 3.  Defaults Upon Senior Securities.................................   18.
Item 4.  Submission of Matters to a Vote of Security Holders.............   18.
Item 5.  Other Information...............................................   18.
Item 6.  Exhibits and Reports on Form 8-K................................   18.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, discuss financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis".

In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.
When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

                 Wolfpack Corporation and Subsidiaries (Note 1)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                               SEPTEMBER 30, 2001

            (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             September 30,
                      ASSETS                                                     2001
                 -------------------                                         -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                   $    128
  Accounts receivable, net of allowances of $54                                     66
  Inventories                                                                      326
  Prepaid expenses and other current assets                                        174
                                                                              --------
                 Total current assets                                              694
                                                                              --------
PROPERTY AND EQUIPMENT, net                                                      1,132
RESTRICTED CASH                                                                    215
DEFERRED FINANCING COSTS                                                           278
INTANGIBLE ASSETS, net                                                           3,268
GOODWILL                                                                        19,639
                                                                              --------
                                                                              $ 25,226
                                                                              ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                       $  2,497
  Deferred revenue                                                               1,454
  Payables to affiliates                                                           821
                                                                              --------
                 Total current liabilities                                       4,772
                                                                              --------
RELATED PARTY NOTES PAYABLE AND CAPITAL LEASES                                   7,154
             Total liabilities                                                  11,929
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized;
    no shares issued and outstanding                                                 0
  Common stock, $.001 par value, 100,000,000 shares authorized;
    20,198,458 issued and outstanding                                               29
  Additional paid-in capital                                                    26,163
  Accumulated deficit                                                          (12,893)
                                                                              --------
             Total stockholders' equity                                         13,300
                                                                              --------
                                                                              $ 25,226
                                                                              ========

         The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                 Wolfpack Corporation and Subsidiaries (Note 1)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               (all amounts in thousands, except per share data)



                                            2001       2000
                                          --------  ---------
REVENUES:
  Airtime revenue                         $   387   $   279
  Cellular telephone equipment revenue        235       152
                                          --------  --------
    Total revenues                            622       431
                                          --------  --------
COSTS AND EXPENSES:
  Cost of airtime service                     807       412
  Cost of cellular telephone equipment        205       358
  Selling, general and administrative         972     1,180
  Depreciation and amortization               207       200
                                          -------   -------
    Total costs and expenses                2,191     2,150
                                          -------   -------
NET LOSS FROM OPERATIONS                   (1,569)   (1,719)
INTEREST EXPENSE, net                        (219)      (51)
                                          -------   -------
NET LOSS                                  $(1,788)  $(1,770)
                                          =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING        12,629    12,623
BASIC AND DILUTED LOSS PER SHARE          $ (0.14)  $ (0.14)
                                          =======   =======



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                  Wolfpack Corporation and Subsidiary (Note 1)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               (all amounts in thousands, except per share data)




                                           2001      2000
                                          -------   -------
REVENUES:
  Airtime revenue                         $ 1,429   $   829
  Cellular telephone equipment revenue        745       324
                                          -------   -------
    Total revenues                          2,174     1,153
                                          -------   -------
COSTS AND EXPENSES:
  Cost of airtime service                   2,174     1,029
  Cost of cellular telephone equipment      1,105       775
  Selling, general and administrative       3,342     3,019
  Depreciation and amortization               617       582
                                          -------   -------
    Total costs and expenses                7,238     5,405
                                          -------   -------
NET LOSS FROM OPERATIONS                   (5,064)   (4,252)
INTEREST EXPENSE, NET                        (560)      (49)
                                          -------   -------
NET LOSS BEFORE MINORITY INTEREST          (5,624)   (4,301)
MINORITY INTEREST                               0       341
                                          -------   -------
NET LOSS                                  $(5,624)  $(3,960)
                                          =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING        12,627     7,597
BASIC AND DILUTED LOSS PER SHARE          $ (0.45)  $ (0.52)
                                          =======   =======

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                 Wolfpack Corporation and Subsidiaries (Note 1)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                           (all amounts in thousands)


                                                                                 2001      2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(5,624)  $(3,960)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Minority interest                                                                  0      (341)
    Depreciation and amortization                                                    617       587
    Amortization of deferred financing costs                                         119        15
    Other, non-cash                                                                  161       192
    Change in operating assets and liabilities:
      Accounts receivable                                                            325       127
      Inventories                                                                    234      (163)
      Prepaid expenses and other current assets                                      406      (338)
      Accounts payable and accrued expenses                                        1,153       244
      Deferred revenue                                                              (494)      582
      Restricted cash                                                                 10       111
                                                                                 -------   -------
        Net cash used in operating activities                                     (3,093)   (2,944)
                                                                                 -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in Merger                                                            127         0
  Acquisition of property and equipment                                              (93)     (171)
                                                                                 -------   -------
        Net cash provided by/(used in) investing activities                           34      (171)
                                                                                 -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                      3,050     1,250
  Proceeds from issuance of common stock                                               0     1,876
                                                                                 -------   -------
        Net cash provided by financing activities                                  3,050     3,126
                                                                                 -------   -------
(DECREASE)/INCREASE IN CASH                                                           (9)       11
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       137         4
                                                                                 -------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   128   $    15
                                                                                 -------   -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                              76        46
  Cash paid for income taxes                                                           0         0
  Debt issued for deferred financing costs                                           214        88
  Equity issued for non-cash consideration
    Minority interest buyout                                                           0        44
    Deferred financing costs                                                           0       159
    Receipt of non-cash assets                                                         0       191
  Cancellation of warrants                                                            80         0

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Wolfpack Corporation and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001
        (dollar amounts in thousands, except share and per share data)

1.   NATURE OF BUSINESS, MERGER AND BASIS OF PRESENTATION

     Nature of Business

     Wolfpack Corporation (Wolfpack), located in Research Triangle Park, North Carolina and Dallas, Texas is a national provider of prepaid telecommunications services including cellular telephone service, long distance service and local exchange telecommunications services, leveraging existing carrier networks and a network of distribution channels.

     Merger Transaction and Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States in accordance with Item 310 (b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in Wolfpack's Annual Report on Form 10-K for the year ended December 31, 2000, and the Current Reports on Forms 8-K filed on October 15, 2001 and November 19, 2001.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and nine-month periods ended September 30, 2001 and 2000. The results of operations are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     On September 28, 2001, Wolfpack acquired approximately 93.64% of the outstanding securities of equitel, inc. (ei) (the Merger). ei is a nationwide reseller of cellular telephone service and a seller of cellular telephone equipment on a prepaid basis. Management believes that the combination of Wolfpack and ei brings together a nearly complete range of prepaid communications services and product offerings that is not currently offered by one provider in the industry. Management also believes it can cut costs of the combined organization through economies of scale.

     This Merger occurred under the terms of a stock purchase agreement, as amended, (the Purchase Agreement) by and among Wolfpack, ei, Alpha Omega Group, Inc. (Alpha), Capital Research, Ltd. (Capital), Lancer Offshore, Inc. (Offshore) and Lancer Partners, LP (LP) (Alpha, Capital, Offshore and LP are collectively referred to as Lancer) and was effected by issuing 11,825,936 shares of Wolfpack common stock at an exchange ratio of 1.85327 shares of Wolfpack for each share of equitel common stock outstanding (the exchange ratio). Prior of the Merger, Wolfpack was publicly traded on the OTC Bulletin Board trading system with 16,745,043 common shares outstanding. Prior to the Merger, on September 19, 2001, Wolfpack conducted a reverse stock split thereby reducing the outstanding shares to 8,372,522.

     At the time of the Merger, 93.64% of the outstanding shares of equitel was owned by Lancer with 6,814,218 shares of common stock outstanding. As such, 6,381,118 shares of equitel (6,814,218 x 93.64%) were exchanged at the exchange ratio. The remaining 433,100 shares of equitel common stock remain outstanding in the hands of minority shareholders. The value of the purchase price is based on the market price of Wolfpack on the date of the transaction ($1.85) and equates to $21,878. Following the transaction, the 93.64% shareholders of equitel were approximately 60% holders of Wolfpack. As such, Lancer, the controlling shareholders of equitel, controlled Wolfpack following the Merger. Accordingly, as discussed below, because of the post transaction control, this transaction qualifies for reverse merger accounting.

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Wolfpack and its wholly owned subsidiaries. The Merger discussed above resulted in Wolfpack acquiring substantially of the outstanding securities of ei. Although Wolfpack is the legal survivor in the Merger and remains the registrant with the Securities and Exchange Commission, under United States generally accepted accounting principles, the Merger will be accounted for as a reverse acquisition, whereby ei is considered the 'acquirer' of Wolfpack for financial reporting purposes as its shareholders controlled more than 50% of the post transaction combined company. Among other matters, this will require Wolfpack to present in all financial statements and other public informational filings, post completion of the Merger, prior historical financial and other information of ei, and require a retroactive restatement of ei historical shareholders' investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the accompanying consolidated financial statements present the results of operations for ei for the three and nine-month periods ended September 30, 2001 and 2000 and reflect the acquisition of Wolfpack on September 28, 2001 under the purchase method of accounting. Subsequent to September 28, 2001, the operations of the Company will reflect the combined operations of Wolfpack and equitel. The assets acquired and liabilities assumed have been recorded at their estimated fair values as of the date of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Wolfpack is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The final purchase price allocation may be materially different from preliminary allocations with respect to property and equipment and other intangible assets based upon finalization of fair value determination. Any changes to the preliminary estimates within one year of the purchase date will be reflected as an adjustment to goodwill.

     The pro forma effects of the acquisition are included in the table below. Any revisions to the purchase price (following the completion of the third-party valuations) which adjust the value of amortizable intangible assets and, accordingly, the value of goodwill, as compared to the estimates considered below, will increase or decrease the amount of amortization. For every $500 of reallocation between amortizable intangible assets and goodwill, the pro forma net loss for three month periods presented below would change by amounts ranging from $42 to $125. For the nine month pro forma periods, every $500 of reallocation between amortizable intangible assets and goodwill would result in a change in net loss ranging from $125 to $375.

     Pro Forma Financial Information -- The accompanying unaudited consolidated pro forma results of operations give effect to the Merger discussed above as if such Merger had occurred at the beginning of each period (in thousands, except per share amounts):



                                 Three months ended      Three months ended      Nine-months ended       Nine-months ended
                                 September 30, 2001      September 30, 2000      September 30, 2001      September 30, 2000
                                 ------------------      ------------------      ------------------      ------------------
     Revenue                           $2,374                   $1,227                  $3,744                 $2,904
     Net loss                          $2,352                   $2,260                  $8,847                 $5,654
     Basic and diluted net loss
      per share                        $ 0.14                   $ 0.08                  $ 0.28                 $ 0.20


     Continuing Operations

     The Company has suffered net losses and negative operating cash flows since inception. Funding for its operations has been provided primarily by Lancer through long-term debt and equity investments. The ultimate success of the Company is dependent upon management's ability to market and sell prepaid cellular services at levels sufficient to generate operating revenues in excess of expenses. From a financing standpoint, management's focus is on securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. While management believes that the Company will be successful in raising the additional capital necessary, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company. Lancer has committed to provide the Company with the capital necessary to support management's plans for the foreseeable future.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 137 and SFAS No. 138, will be effective for the Company during 2001. The statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has adopted SFAS No. 133, as amended, beginning the first quarter of fiscal 2001. The impact of adoption of this statement on the Company's financial position and results of operations was not significant.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 was adopted by the Company in connection with the Merger.

     In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued. Under SFAS No. 142, goodwill has an indefinite life and will no longer be amortized, but will be tested annually for impairment. The Company will adopt SFAS No. 142 effective with the beginning of fiscal 2002. The Company is assessing but has not yet determined how the adoption of SFAS No. 142 will impact its financial position and results of operations.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) was issued which supersedes SFAS No. 121. It established new accounting standards for the impairment of long-lived assets. The Company will adopt SFAS No. 144 effective with the beginning of fiscal 2002. The Company has not yet quantified the impact of SFAS No. 144 on its financial statements.

3.   INVENTORIES

     Inventories consist of the following at September 30, 2001:

                                            2001
                                            ----
                   Cellular telephones      $285
                   Accessories                41
                                            ----
                                            $326
                                            ====

4.   OTHER ASSETS

     At September 30, 2001, other assets include certain intangible assets that were acquired by ei at its inception in April 1999. Such assets consisted of the value of airtime resale agreements with cellular carriers and a significant distribution agreement. Such capitalized costs are being amortized over a three-year useful life.

     In connection with the September 28, 2001 Merger of Wolfpack and ei, intangible assets totaling $22,434 million were recorded based on the allocation of the purchase price. Such assets included the value of the acquired customer base, dealer network, contractual arrangements and goodwill, based on the Company's preliminary purchase price allocation.

5.   NOTES PAYABLE

     During 2000, the Company issued several subordinated convertible notes outstanding to Lancer. One note with a balance of $685 at December 31, 2000 bears interest at 9%. The other notes, with a collective balance of $2,675 at December 31, 2000 bear interest at 10%. During 2001, the

     Company issued an additional $3,263 of convertible notes payable to Lancer. These notes bear interest at 10%. Each of these notes is due on March 31, 2003.

     In connection with the Merger, Lancer, ei and Wolfpack entered into a Note Exchange, Restructure and Conversion Agreement. This agreement provides that the notes payable together with all accrued interest at the date of the Merger were converted into two subordinated convertible notes of Wolfpack Corporation totaling $7,099. In addition, the stock purchase warrants held by Lancer were cancelled. Further, upon a sale of equity by Wolfpack to outside parties, Lancer will agree to exchange, on a dollar for dollar basis or equal amount of debt for Wolfpack common stock. To the extent the debt owed to Lancer has not been converted by February 28, 2002, Lancer will obtain the right to convert its debt at any time thereafter, into Wolfpack common stock at a thirty percent discount to the market price of Wolfpack common stock.

6.   STOCKHOLDERS' (DEFICIT)/ EQUITY

     The changes in stockholders' (deficit)/equity in 2001 were as follows:

     Balance at December 31, 2000                                $(3,035)
     ei stock options issued                                         161
     Net loss for nine-months ended
       September 30, 2001                                         (5,624)
     Impacts of Merger:
        Cancellation of ei warrants                                  (80)
        Fair value of common stock issued
          in conjunction with the Merger                          21,878
                                                                 -------
     Balance at September 30, 2001                               $13,300

     For legal purposes, Wolfpack acquired ei. However, for accounting purposes, ei was treated as the acquiring company in a reverse acquisition accounted for as a purchase. The above activity reflects the historical data of ei prior to the September 28, 2001 reverse acquisition. The ei stock options previously issued remain outstanding and were not exchanged in the Merger.

     Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis should be read in conjunction with the financial statements and related notes that are included under Item 1. Certain statements in this Quarterly Report, which are not statements of historical fact, are forward-looking statements. See "Special Note Regarding Forward-Looking Information" on page 3.

     Overview

     equitel, inc. ("ei") and equitel communications corp. ("ecc") (collectively "equitel") were formed in April 1999 through a combination of commonly controlled entities. On September 28, 2001, equitel consummated a reverse acquisition merger with Wolfpack Corporation, a Delaware Corporation, and its subsidiaries (collectively "Wolfpack), which include E-Z Fon Services, Inc. and E-Z Wireless, Inc. Pursuant to the merger, Lancer Offshore, Inc. and its affiliates (collectively "Lancer"), the majority owners of equitel, agreed to sell approximately 94% of the equitel's outstanding shares of common stock to Wolfpack in exchange for 11,825,936 shares of Wolfpack (valued at the then current Wolfpack market value of $1.85 per share). Immediately following the merger, Lancer owned approximately 60% of Wolfpack's outstanding common stock.

     The newly merged Wolfpack Corporation ("the Company") has locations in Research Triangle Park, North Carolina and Dallas, Texas and operates as a national provider of prepaid telecommunications services including cellular telephone service, long distance service and local exchange services, leveraging existing carrier networks and a network of distribution channels.

     Management's plans for operations during the upcoming twelve months consist of developing its market share for prepaid telecommunications services through product awareness promotional campaigns and development of key distributor relationships for its products and services. The Company sells its products and services primarily through distributor and agent relationships, which resell the Company's products and services to subscribers through a variety of distribution channels.

     The interim financial statements should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in Wolfpack Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000, and the Current Reports on Forms 8-K filed on October 15, 2001 and November 19, 2001. In connection with the reverse acquisition discussed above, although Wolfpack is the legal acquiror, equitel is the accounting acquiror for financial reporting purposes. Accordingly, the interim results of operations and cash flows in this Form 10-QSB are presented for equitel, rather than for the legal registrant, Wolfpack. Results of operations previously reported for Wolfpack have been restated to reflect those of equitel.

     Results of Operations

     Three and nine months ended September 30, 2001 and 2000 (all amounts in thousands)

     Revenues

     During the three months ending September 30, 2001, the Company generated revenues from airtime and product sales of $622, as compared to $431 for the same period ended September 30, 2000. During the nine months ending September 30, 2001, the Company generated revenues from airtime and product sales of $2,174 as compared to $1,153 for the same period ended September 30, 2000. The increases are a result of the Company's increased customer base and nationwide coverage for cellular telephone service. The Company has conducted various promotional initiatives to provide sales incentives to customers and gain a competitive advantage in its market segment. Such incentive include, among other things, cash and/or airtime rebates, free long distance calls, and increased usage time based on the dollar amount of time downloaded. Furthermore, the Company has developed unique distribution relationships which focus on strategic target markets such as convenience oriented outlets and college bookstores.

     Costs of Airtime and Cellular Telephone Equipment

     During the three months ending September 30, 2001, the Company had direct costs for airtime and product sales of $1,012 as compared to $770 for the same period ended September 30, 2000. During the nine months ending September 30, 2001, the Company had direct costs for airtime and product sales of $3,279 as compared to $1,804 for the same period ended September 30, 2000. The increases during these periods were directly associated with the increased number of customer cellular telephone activations and airtime recharges. Recharges represent existing customers purchasing additional airtime following their initial telephone activation. The cost of customer acquisition is reflected in the Company's discounted pricing of cellular telephone handsets resulting in negative gross margin for equipment sales. The cellular equipment gross margins for the three months ending September 30, 2001 were $30 as compared to a negative gross margin of $206 for the quarter ended September 30, 2000. The nine months negative gross margin on cellular equipment is $360 at September 30, 2001, as compared to $451 for the period ended September 30, 2000. In regards to airtime gross margins, the three months ending September 30, 2001 shows a negative gross margin of $420 as compared to $133 for the three months period ended September 30, 2000. Likewise, the nine months airtime gross margins indicate a negative gross margin of $745 and $200 for 2001 and 2000 respectively. The primary reasons for the negative gross margins for all the periods noted above relate to the Company's efforts to maintain an active customer base for airtime usage by allowing customers to remain active beyond normal churn parameters. Because the Company was early in its stage of customer acquisition, these efforts were a method to obtain wider geographic appeal for our products. The Company currently has reinstated a more aggressive customer churn routine to reduce carrier airtime billings. Further, the Company must maintain an inventory of telephone numbers for activations as they are requested by new customers. Maintaining such inventory levels requires the payment of standard monthly service fees on a "per telephone number" basis. As such, inventory not in use by the Company's subscribers generates costs with no corresponding revenue. The management of the inventory of telephone numbers has been a focus of management, and the Company continues its efforts to maintain the minimum inventory levels. Additionally, the airtime gross margins are affected by some carrier contracts that require an activated number to remain in our inventory for a minimum of one year from the date of activation. The Company uses it's best efforts to recycle those numbers first for those customers that have been churned before the one-year minimum.

     Selling, General and Administrative Expenses (SG&A)

     During the three month period ended September 30, 2001, the Company incurred expenses of $972 as compared to $1,180 for the same period ended September 30, 2000. For the nine months ending September 30, 2001 the Company incurred expenses of $3,342 as compared to $3,019 for the same period ended September 30, 2000. The overall increase in the SG&A expense for the nine months ended September 30, 2001, is a result of a general increase in the expenses related to increased business activity in Customer Service and Marketing during 2001 and increased costs associated with the build-out of the Company's proprietary customer service and management technology platform. The Company implemented certain cost cutting measures during the third quarter of 2001, including salary and headcount reductions and limitations on travel expenditures. These changes resulted in reduced expenses during the three months period ended September 30, 2001 as compared to the corresponding quarter for 2000.

     Depreciation and Amortization

     During the three months ending September 30, 2001, depreciation and amortization increased $7 as compared to the same period ended September 30, 2000. For the nine months ending September 30, 2001, the depreciation and amortization increased $35 as compared to the period ended September 30, 2000. These increases are due to additional capital equipment purchases necessary to support the increase in operations.

     Interest Expense

     During the three months ending September 30, 2001, interest expense increased by $168 as compared to the same period ended September 30, 2000. For the nine months ending September 30, 2001, there was an increase of $511 as compared to the same period ended

     September 30, 2000. During this period, the Company increased related party debt as a funding mechanism to finance management's strategic operating plan. Additional funds will be required in the near term to fund future customer acquisitions. Interest expense may continue to increase during the upcoming twelve months period due to the constraints on cash flows from operations associated with investments in customer acquisitions.

     During the three months ending September 30, 2001, the Company incurred a net loss of $1,788 ($.14 per share) as compared to a net loss of $1,770 ($.14 per share) for the same period ended September 30, 2000. During the nine months ending September 30, 2001, the Company incurred a loss of $5,624 ($.45 per share) as compared to a loss of $3,960 ($.52 per share) for the same period ended September 30, 2000. The Company has an accumulated deficit since inception of $12,893. The increase in the loss for the three and the nine month periods was primarily due to increased costs of customer acquisition, as the Company continues to expand its operations, higher interest expense associated with related party debt, and the completion of ePRIME development, the Company's proprietary software for customer activations and customer management. The share amounts used in the per share calculations above represent the former equitel share amounts adjusted for the equivalent amount of Wolfpack shares based on the exchange ratio used in the reverse acquisition.

     Liquidity and Capital Resources

     At September 30, 2001, the Company maintained a negative working capital balance of $4,078. This was attributed primarily to accounts payable and accrued expenses of $2,497 and deferred revenue (related to product sold by the Company to the distributor but not activated by the end user) of $1,454.

     Management's plans for future operations consist of developing its market share for nationwide, prepaid telecommunications services through the development of key distributor relationships for its products and services. A significant portion of its sales from inception to date has been through one major distributor. Establishing favorable relationships with distributors is key to the Company's development of its market share.

     In order to provide reliable service to its subscribers, the Company must continue to develop and maintain favorable relationships with the telecommunications carriers from which it purchases and resells telecommunications services. There are no assurances that management will be successful in its marketing plans or that favorable contracts will be negotiated with the major telecommunications carriers.

     The ultimate success of the Company is dependent upon the development of the Company's subscriber base to sustainable levels to generate positive operating cash flow. During the period required to develop the distributor relationships and the Company's subscriber base, additional operating and capital funding will be required. Such funding is needed primarily for additional sales and marketing to enhance the Company's nationwide distributor and subscriber presence, development costs related to its proprietary technology platform and increases in working capital requirements. Additionally, funding may be necessary for key strategic acquisitions in order to increase its customer base. The Company has incurred net losses and negative operating cash flows since inception. Cash used by operations was $3,093 for the nine months ended September 30, 2001, and $2,944 for the comparable period ended September 30, 2000. Additionally, cash of $93 and $171 was used for capital purchases in the nine-month periods ended September 30, 2001 and 2000, respectively.

     Additional capital resources will be required due to the reverse acquisition discussed above. The overall company focus on developing distributor and agent relationships and increasing the customer base through sales and marketing channels is also critical to the ongoing operations of Wolfpack. On a pro forma basis, including the results of Wolfpack, the Company generated negative cash flow from operations of $3,982 and $2,938 for the nine months ended September 30, 2001 and 2000, respectively. Additionally, pro forma cash used in investing activities, including Wolfpack, were $392 and $913 for the nine months ended September 30, 2001 and 2000, respectively.

     From a funding standpoint, management is focused on identifying and securing sufficient capital sources. Historically, funding for the Company's operating and capital requirements have come from Lancer in the form of convertible debt and equity investments. Financing activities for the nine months ended September 30, 2001, provided $3,050 from the proceeds of related party notes payable. For the nine months period ended September 30, 2000, the financing activities provided $1,250 from the proceeds from related party notes payable and $1,876 from the issuance of common stock. On a pro forma basis, cash flows from financing activities were $4,398 and $3,926 for the nine months ended September 30, 2001 and 2000, respectively. Wolfpack's operations and capital requirements were provided through issuances of common stock and advances from shareholders.

     The Company is currently pursuing additional funding up to $10 million through various sources of capital. Although management believes it will be successful in attracting sufficient capital to build out the Company, no assurances can be given that the Company will be successful in obtaining such capital or that such financing will be on terms favorable or acceptable to the Company. Lancer has committed to provide the Company with the capital necessary to support management's plans for the foreseeable future, and, at a minimum through December 31, 2001. However, there are no assurances that Lancer will continue to fund the Company beyond December 31, 2001.

     Risk Factors

     Management anticipates that results of operations may fluctuate in the foreseeable future due to several factors, including but not limited to the following:

     . the Company's ability to raise additional capital to fund the growth of its subscriber base and distributor relationships;
     .  competitive price pressures;
     . changes in telephony technology and product acceptance in the marketplace.

     The ultimate success of the Company is dependent upon management's ability to market and sell prepaid local, long distance and cellular services at levels sufficient to generate operating revenues in excess of expenses. Due to the Company's limited operating history, an accurate prediction on future operating results is difficult.

     Risk or uncertainties that could be reasonably likely to have a material adverse effect on the business of the Company and thereby materially impact the Company's short-term or long-term liquidity and/or net sales, revenues or income from continuing operations, specifically for prepaid cellular telephone services are: (1) loss of distribution channels for future sales;
     (2) loss of carrier contracts due to non-payment or renewal of existing contracts with similar or better terms than current contracts; (3) failure to obtain a digital cellular telephone at a price point that limits the level of product discounting necessary to achieve competitiveness in the market place; and (4) retention of key personnel.

     Risk factors specific to the prepaid local and prepaid long distance markets are: (1) Federal and/or state regulations that may affect the ability of the Company to complete it's market strategy; (2) competition from the growing number of well financed Competitive Local Exchange Companies ("CLECs"); (3) competition from Incumbent Local Exchange Companies ("ILECs"); and (4) retention of highly skilled personnel.

                          Part II - OTHER INFORMATION

                           Item 1.  LEGAL PROCEEDINGS

       None.

Item 2.  CHANGES IN SECURITIES.

       In connection with the merger of the Company, equitel, inc. and Lancer entered into a Note Exchange, Restructure and Conversion Agreement on September
30, 2001.   This agreement provides that the notes payable together with all accrued interest at the date of the merger were converted into two subordinated convertible notes of Wolfpack Corporation for $7,099. In addition, the stock purchase warrants, at a carrying value of $120, held by Lancer were canceled.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

       None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

Item 5.  OTHER INFORMATION

       None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits.

       None.

       (b)   Reports on 8-K/A.

             (1) Change in Accountant's filed with the Commission October 15,
                 2001.
             (2) Consolidated Financial Statements of equitel, inc. as of
                 December 31, 2000 and 1999, filed with the Commission November 19, 2001.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WOLFPACK CORPORATION


Date:  November 19, 2001                       By: /s/ Anthony W. Cullen
                                                  ---------------------------
                                                   Anthony W. Cullen
                                                   Chief Executive Officer


Date:  November 19, 2001                       By: /s/ E. Eugene Whitmire
                                                  ---------------------------
                                                   E. Eugene Whitmire
                                                   Chief Executive Officer