Form 10KSB
period 2001-12-31
EQUITEL  INC
filed 2002-04-17
CIK 1085258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         (COMMISSION FILE NO.) 000-26479


                              equitel, inc.
            ---------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           DELAWARE                                              56-2086188
---------------------------------                           -------------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

4021 Stirrup Creek Drive, Suite 400, Durham, NC                  27703
-----------------------------------------------                  -----
  (Address of principal executive offices)                    (Zip Code)


                                  (919) 419-5600
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                    SECURITIES REGISTERED UNDER SECTION 12(b)
                     OF THE SECURITIES EXCHANGE ACT OF 1934:

                                      NONE

                    SECURITIES REGISTERED UNDER SECTION 12(g)
                     OF THE SECURITIES EXCHANGE ACT OF 1934:

                    36,913,814 COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year:  $2,642,000.

The aggregate market value of the registrant's Common Stock held by non-affiliates as of April 15, 2002 was $23,255,703, computed by reference to the closing sale price of the Common Stock of $ .63 per share on such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 15, 2002, there were 36,913,814 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

    [Certain sections of the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB to the extent stated herein.]

                              WOLFPACK CORPORATION

                   FISCAL YEAR 2000 FORM 10-KSB ANNUAL REPORT

                             -----------------------

                                TABLE OF CONTENTS

PART I

   Item 1.         Description of Business
   Item 2.         Description of Property
   Item 3.         Legal Proceedings
   Item 4.         Submission of Matters to a Vote of Security Holders

PART II

   Item 5.         Market for Common Equity and Related Stockholder Matters
   Item 6.         Management's Discussion and Analysis of Financial Condition
                     and Results of Operations
   Item 7.         Financial Statements
   Item 8.         Changes In and Disagreements With Accountants on Accounting
                     and Financial Disclosure

PART III

   Item 9.         Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act
   Item 10.        Executive Compensation
   Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management
   Item 12.        Certain Relationships and Related Transactions
   Item 13.        Exhibits List and Reports on Form 8-K

                   Signatures

                                     PART I

SPECIAL CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-KSB contains forward-looking statements regarding future events or our future financial and operational performance. Such forward-looking statements include all statements, estimates, projection, or predictions about future events such as statements regarding markets for our services; trends in revenues, gross profits and estimated expense levels; liquidity and anticipated cash needs and availability. Forward-looking statements often include words such as "anticipate," "believe," "plan," "intend," "estimate," "expect," "is intended to," "seek" and other similar expressions. Reliance should not be placed on forward-looking statements because they involve known and unknown risks and uncertainties which may cause the actual results, performance or achievement of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such statements. While the forward-looking statements included in this report reflect our current expectations and beliefs, we do not undertake to publicly update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to shareholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in Item 6, "management's discussion and analysis of financial condition and results of operations - factors that may affect future results."

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

equitel, Inc., a Delaware corporation, and its wholly-owned subsidiaries, are referred to throughout this report as "equitel", the "Company", "we", and "us" or through similar expressions. For financial information about our business, see our consolidated financial statements and the related notes thereto found in
Item 8 of this report. "Buy-the-Minute(R)" and "equitel(TM)" are U.S. trademarks or registered trademarks of equitel, Inc. All other brand or product names are trademarks or registered trademarks of their respective companies.

                                     General

Overview

We are the merged entity of Wolfpack Corporation and equitel, Inc., ("equitel" or the "Company"), recently completing a corporate name change to equitel, Inc. We are currently traded on the NASDAQ exchange with the trading symbol WFPK, but will transition to a new trading symbol with the recent name change. equitel, Inc., located just outside Research Triangle Park, North Carolina is a prepaid telecommunications service provider, with an established national cellular presence. equitel provides a range of prepaid telephony solutions through a variety of channels. We believe our solutions offer substantial benefits to the following:

o Consumers - we provide an easy-to-use solution that allows consumers to take advantage of a range of telephony based services that are easy to purchase and cost effective; additionally, we uniquely provide these services to consumers who otherwise could not obtain the services because they are without credit or are unbanked. Finally, the services are provided with total confidentiality and anonymity;

o Retailer and Distributor Channels - we provide an easy to explain and easy to sell set of solutions that enable an ongoing revenue stream for the distributor and retailer with minimal upfront investment. Our integrated back-end technology combined with our technology partners make it possible for the distribution channel to carry inventory at minimal cost and to pay for that inventory of many of our products at time of sale, thus enhancing profits while reducing risk;

o Communications Service Providers - our solutions open up additional channels for telephony carriers and provide revenues without impact to key economic measurements within their corporation.

o Business Service Providers (BSP) - our solutions expand the channel reach for providers of information applications to a population that is unserved due to channel and payment options. Currently, these types of services are offered only through direct channels and reach only the upper economic tiers. Our solutions expand the market reach to customers who have no access to credit by providing a prepaid solution, thus expanding revenues for the BSP. Furthermore, our solutions significantly improve collections by reducing charge back issues found with other payment options.

Strategy

Our objective is to become a leader in providing a wide range of prepaid services by leveraging our current distribution relationships and integrated backend technology. The key objectives of our strategy include:

Expanding our prepaid telecommunications offerings: In September 2001, equitel merged with Wolfpack Corporation, a provider of prepaid local dial tone, prepaid long distance telephone, and prepaid international calling. This merger provided equitel the opportunity to expand its scope of service offerings into other prepaid telephony segments. While we have discontinued some of these operations due to the difficulty in remotely managing a subsidiary 1500 miles away, we are currently evaluating which of these services we will reintroduce from our North Carolina location. Utilizing the expertise developed in our Texas subsidiary, we can quickly and cost effectively launch these services.

Ensuring high quality customer experience: equitel continues to enhance its ePRIME(SM) system to improve the automation of its customer relationship functionality in order to reduce the time to activate new accounts and resolve account issues. We believe that this has had significant impact on the satisfaction of our end consumers. Additionally, in 2001, we contracted with Qwest Communications to provide a "Point-of-Sale Activation" solution. This solution reduces shrinkage risk and lowers inventory-carrying cost for both distributors and retailers. In 2001 we automated the fulfillment process in ePRIME for our entire line of products, providing more cost-effective and improved delivery to our channels as well as better internal accounting. We believe that these technology solutions provide increased satisfaction to our distribution customers.

Expanding applications of products into new markets: With the tremendous success of prepaid telephony products worldwide, equitel has entered into a number of discussions in regards to the expansion of the use of its products and its ePRIME(SM) technology in markets outside the US and in specialty applications such as private label and other business information applications. EPRIME(SM), with its broad feature set and flexibility in managing multiple products and rate structures, allows equitel to move beyond the prepaid cellular and long distance telephone markets to support additional prepaid offerings and mobile devices in the future.

Expanding strategic partnerships: In 2001 we expanded our strategic partnerships both in the areas of our back-end technology as well as our distribution channels. We established a strategic partnership to license key patents with Telemac, Inc., a provider of cellular handset technology. In 2001, equitel partnered with Verisign and Nova to introduce electronic check processing and credit card clearing, thus providing additional avenues for our customers to buy our products and services. We also renegotiated most of our contracts with the major cellular carriers giving us substantially more favorable terms.

Broadening our distribution: In 2001, we launched distribution in an additional 1021 new stores throughout the US. We contracted with a number of additional distributors to carry our products, most successfully, GTS Prepaid Inc., a provider of a wide range of prepaid telephony services, and iCommunicate, a Midwest distributor to the convenience store market. We also entered into a letter of intent with PreNet Corporation to expand our distribution to cardless transaction vending machine purchases. We consciously limited our growth in distribution of our current offerings in anticipation of our new product introductions in 2002. It is our intent to significantly broaden our channels as we launch our expanded product line.

Overall equitel's strength in its offerings lies in its highly integrated platform, ePRIME(SM), which provides delivery of applications from point-of-sale to consumer use, to integrated billing, channel tracking and reporting as well as back-end support services. We believe its strength and therefore profit potential is not in the delivery of wireless devices, that are provided OEM from other manufacturers, or delivery of wireless airtime that is purchased from carriers, but rather in its ability to provide prepaid offerings of any type to the marketplace in a simplistic, consumer-friendly, channel-friendly fashion.

equitel intends to leverage this strength as it goes forward by partnering with a wide range of service providers who desire their products to be marketed through traditional retail channels in a prepaid fashion. This application of equitel's technology and skill set expands its reach not only in the business service provider space, but also into worldwide markets from its current US only cellular footprint.

                                 Company History

equitel, inc. ("ei") and equitel communications corp. ("ecc") (collectively "equitel") were formed in April 1999 through a combination of commonly controlled entities. On September 28, 2001, equitel consummated a reverse acquisition merger with Wolfpack Corporation, a Delaware Corporation, and its subsidiaries, which include E-Z Fon Services, Inc. and E-Z Wireless, Inc. Pursuant to the merger, Lancer Offshore, Inc. and its affiliates (collectively "Lancer"), the majority owners of the Company, agreed to sell approximately 94% of the equitel's outstanding shares of common stock to Wolfpack in exchange for 11,825,936 shares of Wolfpack (valued at the then current Wolfpack market value of $1.85 per share). Following the merger, Lancer owns approximately 60% of Wolfpack's outstanding common stock.

The Company's primary operating location is in Research Triangle Park, North Carolina. The Company's primary operations consist of providing prepaid telecommunications services including cellular telephone service by leveraging existing carrier networks and a network of distribution channels. During the fourth quarter of 2001, the Company elected to divest of the operations provided by E-Z Fon and E-Z Wireless.

Management's plans for operations during the upcoming twelve months period consist of developing its market share for prepaid telecommunications services through product awareness promotional campaigns and development of key distributor relationships for its products and services. The Company sells its products and services primarily through distributor and agent relationships, which resell the Company's products and services to subscribers through a variety of distribution channels.

Market Opportunity

Access to information and information technology is becoming a way of life, but is driving a wider gap in the digital divide as payment options for technology and services are available only through postpaid and credit options. With 29 million unbanked in the US and over 50% of the population without credit cards, channel expansion for service providers is limited. Telephone access has solved this problem through the use of prepaid services: cellular, long distance and local access. These three segments are estimated today at $6.5 billion in revenue with over 50% coming from prepaid calling cards, ($3.5B). The overall market grew 28% in 2001 and is estimated to grow to $19 billion by 2004, (277%). We believe these figures demonstrate the acceptance of the prepaid model and the acceptance of purchasing cards at retail to provide services. Prepaid provides the consumer with convenience, control costs to a budgeted level and achieve anonymity.

                            Current Business Profile

Sales and Marketing

equitel has developed a national network of strategic distribution, an integrated backend technology, and relationships with communications service and handset partners for the telephony application space. Our distribution partnerships represent over 200,000 points of distribution and include such key players as McLane Company, Inc. and Western Union Financial Services, Inc. We have been primarily focused on convenience store and drug store distribution outlets, which not only hit the target market for our prepaid cellular and long distance offerings, but also provide a venue for many of the products in our expanded services offerings. We are in the process of broadening that distribution to other outlets where the specific service offerings will be best suited.

We have created both a business-to-business ("B2B") portal and a business to consumer portal ("C2B") that enables our distributors, retailers, and consumers to readily purchase and activate our end-to-end solutions. Our back-end technology and distribution channels provide a platform to bring these services to market for this unserved population, as well as for the population at large who prefers to prepay for its services. This integrated backend system, ePRIME(TM), is the heart of our intellectual property and we believe provides us significant barriers to entry and advantages over competition. Our technology has been in place and has constantly been refined since May 1999 when it was rolled out for the prepaid cellular environment. ePRIME(TM) is readily extendable to our new range of services.

Since April 1999, we have activated over 20,000 prepaid cellular customers and approximately 5500 prepaid local and long distance customers.

Suppliers

We have established a number of key telecommunications and technology partners that support our cellular offerings including most of the major cellular carriers, such as Verizon, Alltel, Cingular, AT&T Wireless, Sprint PCS, Western Wireless and IDL Telecommunications. Some of our key technology partners include: Qwest, Verisign, SunTrust Merchant Services, USIntellicom, and Telemac. We believe that many of these relationships will remain important not only for our connection services such as cellular, but also for our future expanded offerings.

Employees

As of December 31, 2001, we had a total of 32 full-time employees, of which 7 were involved in research and development, 4 in sales, marketing, 14 in customer support and operations, 3 in administration and finance and 5 in executive management. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relationships with employees are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense.

                               Technical Solution

equitel has invested nearly $6 million and more than 30,000 man hours to develop its proprietary technologies ePRIME(SM) and DART (Direct Airtime Recharge Technology). The Company's network independent platform that provides integrated operations from point of sale through customer fulfillment, support, accounting, billing, and prepaid recharge. In the cellular arena, the platform can operate across any type of network (analog, CDMA, TDMA and GSM; 1900 MHz and 800 MHz), enabling easy implementation and versatile product offerings. This system extends beyond the cellular to handle other types of prepaid transactions such as applications services. We believe these technologies also provide the Company with strategic advantages including the creation of tailored products for key customer segments and distribution partners.

ePRIME(SM)

ePRIME(SM) (electronic PRepaid Information Management Engine) is a proprietary, multi-featured customer activation and management system provides equitel with a suite of operational and technical capabilities. Browser-based and modular in design, ePRIME can be securely accessed from anywhere in the world. ePRIME(SM) supports a wide range of complex back end functions both on the consumer side as well as on the distributor/retailer side to simplify the sales and fulfillment process. ePRIME(SM) was designed to handle multiple simultaneous pricing structures and transaction types, which is key to our plans to extend our services into multiple category areas with a variety of prepaid pricing models. We believe that this flexibility and multi-model capability is unique in the industry.

DART

equitel's proprietary DART (Direct Airtime Recharge Technology) system provides consumers with multiple airtime recharge options. Leveraging ePRIME(SM)'s ability to communicate with the prepaid handset, DART enables equitel's customers to add airtime directly from their handset 24 hours a day, 7 days a week through cash, credit card and point of sale transactions. We believe that DART has significant extensions beyond cell phone airtime recharges as mobile devices evolve in the future. Recharging of PDAs, laptops, etc. will become more commonplace as these devices penetrate the marketplace with high-speed web applications.

Handsets

equitel delivers its cellular services through an accounting technology that resides in the handset. The Company selected this licensed technology because of its ability to interface with ePRIME to allow for "over-the-air" activations, rate plan modifications and airtime recharge. All handsets operate like a traditional cellular phone with full incoming, outgoing, roaming and long distance call capabilities.

E-Commerce

We believe the Company's e-commerce site, www.NoContractCellular.com, is the only national prepaid cellular solution available online that has automated the entire process for the consumer, from purchasing products and activating handsets to recharging airtime. Customers can view local coverage maps and rates, and identify area stores that sell the Company's products. The site also performs online activation of handsets 24 hours a day, without operator assistance. In addition, via an open-source backend, the Company has positioned its e-Commerce site to be a potential distribution option for any third party web-based sales and distribution of prepaid cellular.

While Internet sales account for less than 1% of all cellular sales today, industry experts project that this percentage will reach 33% of gross subscriber additions by 2005. With NoContractCellular.com, we believe we are well positioned to capture our share of this growing market segment and to expand to other device platforms and service offerings. While this site can easily be extended to other service offerings, the thrust of our business plan expansion is through retail distribution channels, not over the Internet.

Point of Sale Activation (POSA) Solution

The Company has partnered with Qwest Communications, Inc. to develop and provide a POSA solution in the marketplace. POSA provides a mechanism by which a card with a magnetic stripe can be dormant in the market and can be activated at the time it is purchased by swiping it through any VISA terminal. The information from the magnetic strip is recognized as an equitel product and its information is transmitted over the VISA network to equitel where our ePRIME(SM) system activates the associated PIN number and allows the card to be used. This technology is key to our success in the marketplace because it allows cards to be displayed in open spaces without fear of theft. The cards have no value until they are activated over the POSA system. We believe POSA is a key in enticing distributors and retailers to carry this new line of products, because, when combined with the capabilities in our ePRIME(SM) system, it allows them to carry the product with no inventory carrying cost. Because we recognize revenue and commissions to our distribution channel at time of activation and provision of service to the end-user instead of at the time of phone and airtime card shipment, we can effectively allow the channel "consignment" of the product with virtually no risk. We believe this also provides a large advantage to equitel because it allows us to penetrate more points of distribution because there is no risk to the retailer for carrying our products.

Intellectual Property

The Company has a significant amount of intellectual property developed into ePRIME(TM). Most of it is in the form of trade secrets. However, in addition to its current operations, equitel is currently pursuing several patents in the area of its growth businesses. The company currently has a registered trademark on its primary brand: Buy-the-Minute(R).

                                   Competition

Competition falls in basically four categories:
1.  Carrier prepaid offerings (Regional and National)
2.  Non-carrier prepaid offerings (Regional and National)
3. Resellers who simply act as agents for numerous different carriers and independents
4.  Post paid offerings

All of the major cellular carriers provide branded prepaid offerings. Their target market has been primarily the credit-challenged population and more recently the teen market. The carriers are less successful in the credit-challenged arena due to high churn and low margins. Conversely, they appear to be applying significant resources to the youth market, where they have both post and prepaid offerings, while leveraging their retail stores and overall brand advertising.

In addition to the major carriers, there are CLEC providers offering regional cellular services. The most significant of these, which is taking a stronghold across the country in regional pockets, is Cricket. This offering provides unlimited monthly cellular calls in a prepaid offering, with a competitive attractive phone. The focus is on basic phone services, emulating the local land based phone service model in the home. They currently have activated one million subscribers.

The incumbent player in the non-carrier prepaid phone category is Tracfone. They hold a significant competitive advantage in their extensive distribution, which includes major retailers, such as Best Buy, Circuit City, Walmart, Radio Shack, Kmart. Additionally, they have extensive distribution in drug and convenience store chains. They carry both analog and digital lines of products. They have also received substantially more capital funding than equitel.

Virgin, Europe's leading non-carrier cellular provider, announced that they will partner with Sprint to launch in the US in 2002. Virgin is known for its full range of offerings targeted at the youth and young adult market. Virgin has announced it will focus on that same youth market in the US. With their access to funding from the parent company in the UK, their portfolio of applications, and their marketing experience, Virgin is expected to provide formidable competition in the US market.

While the cellular telephony market is crowded with large and small players it is a high growth segment as are the other prepaid telephony segments including long distance and international calling. Therefore, there is opportunity for many players to participate. Competition for other prepaid services is much more limited and is fragmented in small regional pockets in the US. The competitive landscape for business service provider applications is extremely small. The primary competition in this space is prepaid debit cards that are only now beginning to emerge.

                                   Regulation

Certain aspects of our business are subject to governmental regulation, including the Federal Communications Commission (FCC). There have been no significant changes in our regulatory environment in 2001 that substantively impacted our business. We are not aware of any pending FCC regulatory changes that would be likely to have a material adverse affect on our business.


ITEM 2.  DESCRIPTION OF PROPERTY

     The company owns no real property. It leases 14,500 square feet of office space in Research Triangle Park, Durham, North Carolina. The lease expires in July 2005. See Note 10 to our Consolidated Financial Statements filed with this Annual Report on Form 10-KSB.

ITEM 3.  LEGAL PROCEEDINGS

     On December 21, 2001, Interactive Communications International, Inc. ("InComm") filed suit in the United States District Court for the Northern District of Georgia, Atlanta Division against equitel communications corporation ("ECC"), Civil Action No. 1:01-CV-3523-JTC. The Complaint alleges fraud, misappropriation of trade secrets, trademark infringement, violation of the Georgia Uniform Accepted Trade Practices Act, tortious interference with contract and tortious interference with prospective contractual relations. ECC filed its answer on February 11, 2002, denying all of the material allegations, and asserting a counterclaim for breach of contract. The period for discovery opened on March 13, 2002 and no discovery has been taken to date. The Complaint seeks damages in an unspecified amount. We believe that these allegations are substantially without merit and we intend to vigorously defend our position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the stockholders in the three months ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the OTC Bulletin Board under the symbol "WFPK" since April 24, 2000. The following table sets forth, for the periods indicated, the high and low bid quotations for the common stock, as reflected on the electronic bulletin board as reported on the Over-the-Counter Bulletin Board. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

PERIOD                         HIGH                    LOW
------                       --------                 -----

2001
   Fourth Quarter .........    1.95                    0.8
   Third Quarter ..........    1.85                    0.5
   Second Quarter .........     1.1                   0.55
   First Quarter ..........  0.8125                    0.5

2000
   Fourth Quarter .........     1.5                0.46875
   Third Quarter ..........    1.75                  1.375
   Second Quarter .........  1.4375                0.21875
   First Quarter ..........     n/a                    n/a

     As of April 15, 2002 there were 134 holders of record of our common stock.

     To date, we have not declared or paid any dividends on our common stock. The payment of dividends, if any, is within the discretion of our board of directors and will depend upon our earnings, capital requirements and financial condition and other relevant factors. We do not intend to declare any dividends in the foreseeable future, but instead intend to retain future earnings, if any, for use in our business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth under "risk factors that may affect future results," below and elsewhere in this report. The following discussion also should be read in conjunction with the information set forth in our consolidated financial statements and notes thereto included in "Item 7. Financial Statements" of this Annual Report on Form 10-KSB.

                           (All Amounts in Thousands)

Overview

equitel, inc. ("ei") and equitel communications corp. ("ecc") (collectively "equitel") were formed in April 1999 through a combination of commonly controlled entities. On September 28, 2001, equitel consummated a reverse acquisition merger with Wolfpack Corporation, a Delaware Corporation, and its subsidiaries, which include E-Z Fon Services, Inc. and E-Z Wireless, Inc. Pursuant to the merger, Lancer Offshore, Inc. and its affiliates (collectively "Lancer"), the majority owners of the Company, agreed to sell approximately 94% of the equitel's outstanding shares of common stock to Wolfpack in exchange for 11,825,936 shares of Wolfpack. Following the merger, Lancer owns approximately 60% of Wolfpack's outstanding common stock.

The purchase price for accounting purposes is based on the market price of Wolfpack on the date of the transaction ($1.85) and equates to $15,489. The initial allocation of the purchase price included in Wolfpack's Form 10-QSB filed on November 19, 2001, reported the purchase price as $21,878. Due to an error in the original calculation, the purchase price was corrected to $15,489 during the fourth quarter. The correction of the purchase price results in a reduction of both goodwill and additional paid-in-capital of approximately $6,389 from the amounts initially recorded. The adjustment had no impact on operating results previously reported by Wolfpack.

The Company's primary operating location is in Research Triangle Park, North Carolina. The Company's primary operations consist of providing prepaid telecommunications services including cellular telephone service by leveraging existing carrier networks and a network of distribution channels. During the fourth quarter of 2001, the Company authorized the divestiture of the operations provided by E-Z Fon and E-Z Wireless.

Management's plans for operations during the upcoming twelve months period consist of developing its market share for prepaid telecommunications services through product awareness promotional campaigns and development of key distributor relationships for its products and services. The Company sells its products and services primarily through distributor and agent relationships, which resell the Company's products and services to subscribers through a variety of distribution channels.

In connection with the reverse acquisition discussed above, although Wolfpack is the legal acquiror, equitel is the accounting acquiror for financial reporting purposes. Accordingly, the results of operations and cash flows in this Form 10-KSB are presented for equitel, rather than for the legal registrant, Wolfpack. Results of operations previously reported for Wolfpack have been restated to reflect those of equitel.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

During the year ended December 31, 2001, the Company generated revenues from airtime and product sales of $2,642 as compared to $1,657 for the year ended December 31, 2000. The approximate 59 % increase is as a result of an increased customer base caused by the Company's continued efforts to increase its distribution network of nationwide prepaid cellular telephone coverage. In 2001, the Company conducted various promotional initiatives to provide sales incentives to customers and gain a competitive advantage in its market segment. Sales incentives include, among other things, cash and/or airtime rebates, free long distance calls, and increased usage time based on the dollar amount of time downloads. The Company also has developed distribution relationships which focus on strategic target markets such as convenience oriented outlets and college bookstores.

Cost of Airtime and Cellular Telephone Equipment

For the year ended December 31, 2001, the Company had direct costs for airtime and product sales of $4,385 as compared to $2,466 for the year ended December 31, 2000. Increases are directly associated with the increase in subscriber base which led to and increase in cellular telephone activations and airtime recharges. Recharges represent existing customers that purchase additional airtime following their initial telephone activation. The cost of customer acquisition is reflected in the Company's discounted pricing of cellular telephone handsets resulting in negative gross margin on equipment sales. Negative gross margins on sales of cellular equipment were $410 in 2001 as compared to a negative gross margin of $497 for 2000. Negative gross margins on airtime revenue were $1,333 in 2001 as compared to $312 for 2000. As a percentage of revenue, cost of airtime service and equipment sales were 166% and 149%, in 2001 and 2000, respectively. The increase in the negative gross margins is related to the Company's efforts to obtain a wider geographic customer appeal for the Company's products and service and expand its customer base through various sales incentives discussed above. Furthermore, the Company must maintain an inventory of active telephone numbers for activation as required by new customers. Maintaining such inventory levels requires the payment of standard monthly service fees on a per telephone number basis. As such, inventory not in use by the Company's subscribers generates costs with no corresponding revenue. The management of the inventory of telephone numbers has been a focus as the Company continues its efforts to maintain the minimum inventory levels. Additionally, the airtime gross margins are affected by some carrier contracts that require an activated number to remain in the Company's inventory for a minimum of one year from the date of activation. This factor also results in the Company incurring service fees from cellular carriers without corresponding airtime revenue. The Company uses its best efforts to recycle those numbers first for those customers that have been churned before the one-year minimum. In the 4th quarter of 2001 and the first quarter of 2002, most of the carrier contracts have been renegotiated to more favorable terms, including reduction of inventory carrying costs, elimination of minimum holding periods, and reduced rates for wholesale airtime. Additionally, major focus has been placed on management of the carrier bills and redemption of credits due to equitel.

Selling, General and Administrative Expenses (SG&A)

For the year ended December 31, 2001, the Company had an increase of $51 in the selling, general and administrative expenses as compared to the year 2000. As a percentage of revenue, such expenses declined from 260% in 2000 to 165% in 2001. The overall increase in the SG&A expenses is a result of a general increase in the expenses related to increased business activity in Customer Service and Marketing during 2001 and increased costs associated with the build-out of the Company's proprietary customer service and management technology platform. Additionally, the Company incurred significant costs (legal and accounting) associated with the reverse acquisition with Wolfpack. The Company implemented certain cost cutting measures during the third quarter of 2001, including salary and headcount reductions and limitations on travel expenditures. These changes resulted in reduced expenses during the three months period ended December 31, 2001 and a reduction in SG&A costs as a percentage of revenue. Management's primary focus on rebalancing SG&A expenses for the future will be to grow revenues in line with the reduced SG&A spending levels that were implemented in late 2001. In 2001, revenue growth was intentionally contained until the company's technology infrastructure could be put in place to provide high quality, sustainable service. With that in place, and with the completion of the fulfillment and accounting systems integration into ePRIME, we believe that equitel will be in a position to have a significantly more favorable expense structure.

Depreciation and Amortization

During the year 2001, depreciation and amortization increased $41 as compared to the year 2000. These increases are due to additional capital equipment purchases necessary to support the increase in operations.

Interest Expense

During the year ended December 31, 2001, interest expense increased by $683 as compared to the year 2000. During 2001, the Company increased related party debt as a funding mechanism to finance management's strategic operating plan. During the fourth quarter of 2001, approximately $8.0 million of such related party debt was converted by Lancer into common equity. This conversion should reduce interest expense in the near-term. Additional funds will be required in the near term to fund future operations. For the period from January 1, 2002 through April 12, 2002, Lancer funded an additional $700 in the form of convertible indebtedness. Such funding and additional future funding, if in the form of indebtedness, would increase interest expense accordingly.

Loss from Discontinued Operations

During the fourth quarter of 2001, the Company elected to divest the E-Z Fon operations, which were acquired in the reverse acquisition during the third quarter of 2001. This action reflects the Company's decision to consolidate its operations to its North Carolina headquarters. As a result of this decision, the Company recorded a loss from discontinued operations of $18,521. This loss consisted of a loss from operations of the E-Z Fon division in the fourth quarter of $578, a loss on the write-off of goodwill and other intangible assets of $16,402, a loss on the disposition of other net assets totaling $1,541 (net of proceeds received), and estimated future losses from the operations of E-Z Fon during 2002.

Net Loss

For the year ended December 31, 2001, the Company incurred a net loss of $26,284 ($1.76 per share) as compared to a net loss of $5,956 ($.67 per share) incurred in 2000. The increased net loss results from an increase in loss from operations of $1,807, increased interest expense on related party debt and the loss from discontinued operations on the E-Z Fon divestiture. The per share amounts used in the per share calculations above represent the former equitel share amounts adjusted for the equivalent amount of Wolfpack shares based on the exchange ratio used in the reverse acquisition.

Financial Condition, Liquidity and Capital Resources

At December 31, 2001, the Company maintained a negative working capital balance of $5,620. This was attributed primarily to accounts payable and accrued expenses of $2,092, deferred revenue (related to product sold by the Company to the distributor but not activated by the end user) of $1,334 and net current liabilities of discontinued operations of $2,253. A substantial portion of the Company's year-end accounts payable is past-due. Costs of the organization have grown at a rate in excess of the growth of revenue and investment capital. As a result, the Company is in a net shareholders' deficit position at December 31, 2001. During the period from January 1, 2002 through April 12, 2002, Lancer has provided additional funding related to the year-end working capital deficit totaling $700.

Management's plans for future operations consist of developing its market share for nationwide, prepaid telecommunications services through the development of key distributor relationships for its products and services. A significant portion of its sales from inception to date has been through a limited number of distributors. Establishing additional favorable relationships with distributors and the establishment of additional distribution channels are key to the Company's development of its market share.

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

The ultimate success of the Company is dependent upon the development of the Company's subscriber base to sustainable levels to generate positive operating cash flow and the addition of new prepaid product offerings. During the period required to develop the distributor relationships, additional distribution channels and to grow the Company's subscriber base for all of its offerings, additional operating and capital funding will be required. Such funding is needed primarily for additional sales and marketing to enhance the Company's nationwide distributor and subscriber presence, development costs related to extending its proprietary technology platform and increases in working capital requirements. Additionally, funding may be necessary for strategic acquisitions in order to more rapidly increase its customer base or expand its product offerings. The Company has incurred net losses and negative operating cash flows since inception. Cash used by operations was $6,896 for the year 2001, and $3,996 for the year 2000. Additionally, cash of $357 and $247 was used for capital purchases for the years 2001 and 2000, respectively.

From a funding standpoint, management is focused on identifying and securing sufficient capital sources. Historically, funding for the Company's operating and capital requirements have come from Lancer in the form of convertible debt and equity investments. Financing activities for the year 2001, provided $4,650 from the proceeds of related party notes payable. For the year 2000, the financing activities provided $2,500 from the proceeds from related party notes payable and $1,876 from the issuance of common stock. During the fourth quarter of 2001, approximately $8,025 of related party debt (including accrued interest) was converted to common equity. This conversion greatly reduces the potential cash requirements which would otherwise have been necessary to meet debt service obligations (interest and principal requirements) to Lancer.

The Company is currently pursuing additional funding of up to $10,000 through various capital sources. Failure to successfully secure additional capital makes the Company's ability to operate as a going concern uncertain. Although management believes it will be successful in attracting sufficient capital to build out the Company, no assurances can be given that the Company will be successful in obtaining such capital or that such financing will be on terms favorable or acceptable to the Company. Lancer has provided the Company with the capital necessary to support management's plans through December 31, 2001, and through the date of this report. For the period from January 1, 2002 through April 12, 2002, Lancer has provided additional funding to the Company totaling $700 in the form of convertible debt. However, there are no assurances that Lancer will continue to fund the Company in the future.

Risk Factors

Management anticipates that the Company's financial condition and results of operations may fluctuate in the foreseeable future due to several factors, including but not limited to the following:

o   The Company's ability to raise additional capital;
o   Achieving growth of its subscriber base;
o   Developing and enhancing distributor relationships;
o   Competitive price pressures;
o   Relationships with cellular carriers;
o   Changes in telephony technology and product acceptance in the marketplace;
o   Expanding product offerings

The ultimate success of the Company is dependent upon management's ability to attract additional sources of investment capital. Additionally, the Company's success further depends on its ability to market and sell prepaid cellular services at levels sufficient to generate operating revenues in excess of expenses. Due to the Company's limited operating history, an accurate prediction of future operating results is difficult.

Risk or uncertainties that could be reasonably likely to have a material adverse effect on the business of the Company and thereby materially impact the Company's short-term or long-term liquidity and/or net sales, revenues or income from continuing operations, specifically for prepaid cellular telephone services are: (1) failure to obtain additional investment capital; (2) loss of distribution channels for future sales; (3) loss of carrier contracts due to non-payment or renewal of existing contracts with similar or better terms than current contracts; (4) failure to obtain a digital cellular telephone at a price point that limits the level of product discounting necessary to achieve competitiveness in the market place; (5) failure of our planned new product offerings to gain success in the marketplace and (6) retention of key personnel.

ITEM 7.  FINANCIAL STATEMENT -


                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants .........     XX

Consolidated Balance Sheet .................................     XX

Consolidated Statement of Operations .......................  XX-XX

Consolidated Statement of Stockholders' Equity .............  XX-XX

Consolidated Statement of Cash Flows .......................  XX-XX

Notes to Consolidated Financial Statements .................  XX-XX

Report of Independent Public Accountants

To Wolfpack Corporation:


We have audited the accompanying consolidated balance sheet of Wolfpack Corporation and Subsidiaries (a Delaware corporation) as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolfpack Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations since inception and has a net capital deficiency at December 31, 2001. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Arthur Andersen LLP

Raleigh, North Carolina
April 12, 2002

                 Wolfpack Corporation and Subsidiaries (Note 1)
                 CONSOLIDATED BALANCE SHEET -- December 31, 2001

            (all dollar amounts in thousands, except per share data)




                                                  ASSETS
                                                  ------
Current assets:
    Cash and cash equivalents ......................................................................        $     194
    Accounts receivable, net of allowance for doubtful accounts of $87 .............................               63
    Inventories ....................................................................................              206
    Prepaid expenses and other current assets ......................................................              246
                                                                                                            ---------
                     Total current assets ..........................................................              709
                                                                                                            ---------
PROPERTY AND EQUIPMENT, net ........................................................................              307
RESTRICTED CASH AND DEPOSITS .......................................................................              216
INTANGIBLE ASSETS, net .............................................................................              199
                                                                                                            ---------
                                                                                                            $   1,431
                                                                                                            =========

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                                  -------------------------------------
CURRENT LIABILITIES:
    Accounts payable and accrued expenses ..........................................................        $   2,092
    Deferred revenue ...............................................................................            1,334
    Related-party notes payable, net of discount of $206 ...........................................              650
    Net current liabilities of discontinued operations .............................................            2,253
                                                                                                            ---------
                      Total current liabilities ....................................................            6,329

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 8 and 10)
STOCKHOLDERS' DEFICIT:
    Preferred stock, $.001 par value, 1,000,000 shares authorized; no shares
       issued and outstanding ......................................................................                0
    Common stock, $.001 par value, 100,000,000 shares authorized;
       36,913,814 shares issued and outstanding ....................................................               37
    Additional paid-in capital .....................................................................           28,861
    Accumulated deficit ............................................................................          (33,796)
                                                                                                            ---------
                      Total stockholders' deficit ..................................................           (4,898)
                                                                                                            ---------
                                                                                                            $   1,431
                                                                                                            =========


          The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                 Wolfpack Corporation and Subsidiaries (Note 1)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2001 and 2000

                  (amounts in thousands, except per share data)


                                                                                                   2001        2000
                                                                                                   ----        ----
REVENUES:
    Airtime revenue ..........................................................................    $  1,743    $  1,125
    Cellular telephone equipment revenue .....................................................         899         532
                                                                                                  --------    --------
                      Total revenues .........................................................       2,642       1,657
                                                                                                  --------    --------
COSTS AND EXPENSES:
    Cost of airtime service ..................................................................       3,076       1,437
    Cost of cellular telephone equipment .....................................................       1,309       1,029
    Selling, general and administrative ......................................................       4,362       4,311
    Depreciation and amortization ............................................................         825         784
                                                                                                  --------    --------
                      Total costs and expenses ...............................................       9,572       7,561
                                                                                                  --------    --------
NET LOSS FROM OPERATIONS .....................................................................      (6,930)     (5,904)
INTEREST EXPENSE, net ........................................................................        (833)       (150)
                                                                                                  --------    --------
NET LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST .................................      (7,763)     (6,054)
MINORITY INTEREST ............................................................................           0          98
                                                                                                  --------    --------
LOSS FROM CONTINUING OPERATIONS ..............................................................      (7,763)     (5,956)
                                                                                                  --------    --------
      LOSS FROM OPERATIONS OF E-Z FON ........................................................        (578)          0
      LOSS ON DISPOSAL OF E-Z FON INCLUDING PROVISION OF $82 FOR
       OPERATING LOSSES DURING PHASE OUT PERIOD ..............................................     (17,943)          0
                                                                                                  --------    --------
LOSS FROM DISCONTINUED OPERATIONS ............................................................     (18,521)          0
                                                                                                  --------    --------
NET LOSS .....................................................................................    $(26,284)    $(5,956)
                                                                                                  ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING ..........................................................      14,948       8,851
BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS ..................................    $  (0.52)   $  (0.67)
BASIC AND DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS ................................    $  (1.24)   $   0.00
                                                                                                  --------    --------
BASIC AND DILUTED LOSS PER SHARE .............................................................    $  (1.76)   $  (0.67)
                                                                                                  ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 Wolfpack Corporation and Subsidiaries (Note 1)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2001 and 2000

                          (dollar amounts in thousands)




                                                  Common Stock        Additional
                                               -------------------    Paid-in       Deferred       Stock      Accumulated
                                               Shares       Amount    Capital      Compensation   Purchase      Deficit      Total
                                               ------       ------    ----------   ------------   --------    ------------    -----
BALANCE, December 31, 1999 ..................   3,089,218    $3       $ 1,757             0          $  0     $(1,556)       $  204
    Common stock issuance ...................   8,731,159     9         2,428             0             0           0         2,437
    Issuance of stock purchase warrants .....           0     0             0             0           120           0           120
    Issuance of stock options ...............           0     0           160          (160)            0           0             0
    Amortization of deferred compensation ...           0     0             0           160             0           0           160
    Net loss ................................           0     0             0             0             0      (5,956)       (5,956)
                                               ----------    --       -------          ----          ----     -------        -------
BALANCE, December 31, 2000 ..................  11,820,377    12         4,345             0           120      (7,512)       (3,035)
    Common stock issuance ...................     670,241     1           544             0             0           0           545
    Conversion of debt ......................  16,050,674    16         7,767             0             0           0         7,783
    Common stock issued in acquisition ......   8,372,522     8        15,481             0             0           0        15,489
    Common stock to be issued ...............           0     0           443             0             0           0           443
    Cancellation/expiration of stock purchase
     warrants ...............................           0     0          120              0          (120)          0             0
    Issuance of stock options ...............           0     0          161           (161)            0           0             0
    Amortization of deferred compensation ...           0     0            0            161             0           0           161
    Net loss ................................           0     0            0              0             0     (26,284)      (26,284)
                                               ----------   ---      -------           ----           ---    --------     ---------
BALANCE, December 31, 2001 ..................  36,913,814   $37      $28,861           $  0           $ 0    $(33,796)     $ (4,898)
                                               ==========   ===      =======           ====           ===    ========      =========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                 Wolfpack Corporation and Subsidiaries (Note 1)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2001 and 2000

                           (all amounts in thousands)

                                                                                                  2001       2000
                                                                                                  ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                     $(26,284)   $(5,956)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Loss from discontinued operations                                                          17,943          0
        Minority interest                                                                               0        (98)
        Depreciation and amortization                                                                 825        784
        Amortization of deferred financing costs                                                      294         32
        Other, noncash                                                                                161        189
        Change in operating assets and liabilities:
           Accounts receivable                                                                        (75)       368
           Inventories                                                                                354       (153)
           Prepaid expenses and other current assets                                                  397          1
           Accounts payable and accrued expenses                                                        7        359
           Deferred revenue                                                                          (527)       365
           Restricted cash                                                                              9        113
                                                                                                 --------    -------
                    Net cash used in operating activities                                          (6,896)    (3,996)
                                                                                                 --------    -------

CASH FLOWS USED IN INVESTING ACTIVITIES:

    Cash acquired in Merger                                                                           127          0
    Acquisition of property and equipment                                                            (357)      (247)
                                                                                                 --------    -------
                      Net cash used in investing activities                                          (230)      (247)
                                                                                                 --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from notes payable                                                                     4,650      2,500
    Proceeds from issuance of common stock                                                            280      1,876
                                                                                                 --------    -------
                      Net cash provided by financing activities                                     4,930      4,376
                                                                                                 --------    -------
(DECREASE) INCREASE IN CASH FROM OPERATIONS                                                        (2,196)       133
CASH FROM DISCONTINUED OPERATIONS                                                                   2,253          0
                                                                                                 --------    -------
CASH AND CASH EQUIVALENTS, beginning of period                                                        137          4
CASH AND CASH EQUIVALENTS, end of period                                                         --------    -------
                                                                                                 $    194    $   137
                                                                                                 ========    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                                       $     76    $    68
    Cash paid for income taxes                                                                          0          0
                                                                                                 ========    =======
NONCASH FINANCING ACTIVITIES

    Debt issued for deferred financing costs                                                     $    214    $   175
    Equity issued for noncash consideration:
        Cancellation of debt                                                                        8,025          0
        Minority interest buyout                                                                        0         44
        Deferred financing costs                                                                      265         19
        Receipt of noncash assets                                                                       0        191
    Write-off of deferred financing costs                                                             242          0
    Cancellation of warrants                                                                          120          0
                                                                                                 ========    =======

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                 Wolfpack Corporation and Subsidiaries (Note 1)
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

              (dollar amounts in thousands, except per share data)


1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND CONTINUING OPERATIONS

Nature of Business and Basis of Presentation

Wolfpack Corporation (Wolfpack or the Company), located in Research Triangle Park, North Carolina, is a national provider of prepaid cellular telephone service, leveraging existing carrier networks and a network of distribution channels. Wolfpack's primary operating subsidiary is equitel, inc. (ei). Management made the determination in December 2001 to dispose of another operating subsidiary E-Z Fon Services, Inc. (E-Z Fon) (see Note 7). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Wolfpack and its wholly owned subsidiaries.

On September 28, 2001, Wolfpack acquired approximately 93.64% of the outstanding securities of ei (the Merger). Although Wolfpack is the legal survivor in the Merger and remains the registrant with the Securities and Exchange Commission, under accounting principles generally accepted in the United States, the Merger was accounted for as a reverse acquisition, whereby ei is considered the "acquirer" of Wolfpack for financial reporting purposes as its shareholders controlled more than 50% of the post transaction combined company. Among other matters, this requires Wolfpack to present in all financial statements and other public information filings, after completion of the Merger, prior historical financial and other information of ei, and requires a retroactive restatement of ei historical shareholders' investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the accompanying consolidated financial statements present the results of operations of ei for the year ended December 31, 2001 and 2000, and reflect the acquisition of Wolfpack on September 28, 2001, under the purchase method of accounting. Subsequent to September 28, 2001, the operations of the Company reflect the combined operations of the former Wolfpack and ei.

ei (formerly MM Telecommunications Corp.) and subsidiary (collectively, equitel), consists of the operations of ei and its subsidiary, equitel communications corporation (ecc), (formerly TeleData Wireless Communications, Inc. and formerly SecurFone, Inc. (SF)).

The consolidated financial statements include the accounts of ei and ecc since the inception of ei and ecc due to the entities being under common control. During 1999 and early 2000, ecc and ei were related entities as both were effectively controlled by Lancer Management Group, LLC and affiliated entities (including Lancer Offshore, Inc. (Offshore), Lancer Partners, Alpha Omega Group, Inc. and Capital Research, Ltd. (Capital)) (collectively, Lancer).

ecc (then named SF) was formed in April 1999, as a wholly owned subsidiary of SecurFone America, Inc. (SA) to facilitate the exchange of certain assets which were transferred by SA to SF immediately prior to the sale of SF by SA. On April 15, 1999, TeleData World Services, Inc. (TWOS), a publicly traded company on the OTC bulletin board trading system, acquired all issued and outstanding shares of stock of ecc from SA in exchange for approximately $628 in cash and 6,087,473 shares of TWOS common stock (valued at $1,500 based on an average trading price of TWOS common stock). The aggregate purchase price of approximately $2,128 was allocated to the assets acquired (primarily cellular carrier contracts and a significant distribution agreement maintained by SA). The acquired assets have been pushed down from

TWOS to ecc as a capital contribution. At the inception of ecc, Lancer owned approximately 67% of TWOS.

During 2000, Lancer, ei, ecc and TWOS undertook certain transfers of ownership which transferred the ownership of a majority of the common stock of ecc from TWOS to ei. Since June 2000, ei has owned 100% of the outstanding common stock of ecc. As a result of being under the common control of Lancer since ecc's and ei's inception and prior to ei gaining direct control of ecc, the operations of ei and ecc have been consolidated since their inception. Minority interests in ecc have been reflected for the period from inception through June 2000 at which point ei gained 100% control of ecc from TWOS. Equity transactions in each of the separate entities are reflected in the accompanying consolidated financial statements based on their economic impact to the consolidated organization.

Continuing Operations

Management's plans for future operations consist of developing its market share for prepaid cellular services and other complementary prepaid services through product awareness promotional campaigns and development of key distributor relationships for its products and services. The Company does not maintain retail outlets for its products. Rather, it sells its products and services through distributors who, in turn, resell the Company's products and services to subscribers through a variety of distribution channels, including convenience-type retail stores and, to a lesser extent, other distribution channels.

In order to provide reliable service to its subscribers, the Company must continue to develop and maintain favorable relationships with the cellular carriers from which it purchases airtime. The Company currently maintains contracts with eight major cellular carriers, which expire periodically through 2002. There are no assurances that management will be successful in its marketing plans or that favorable contracts will be negotiated with the major cellular carriers upon expiration of the existing contracts. Additionally, the Company must continue to update its products and services to meet current technology standards.

During the period required to develop the subscriber base, expand its service coverage area and develop additional prepaid products, the Company has required and will continue to require additional operating funds. The Company has suffered net losses and negative operating cash flows since inception. For the years ended December 31, 2001 and 2000, the Company had net losses from operations of $7,763 and $5,956, respectively, and negative operating cash flows of $6,896 and $3,996, respectively. The Company is in a negative working capital position at December 31, 2001 and substantially all of its accounts payable are past due. Funding for its operations has been provided primarily by Lancer through the issuance of common stock and notes payable. For the period from January 1, 2002 through April 12, 2002, Lancer has provided additional funding to the Company totaling $700 in the form of convertible debt. The ultimate success of the Company is dependent upon management's ability to market and sell prepaid cellular services at levels sufficient to generate operating revenues in excess of expenses. From a financing standpoint, management's focus is on securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. Failure to successfully raise this additional capital makes the Company's ability to continue as a going concern uncertain. While management believes that the Company will be successful in raising the additional capital necessary, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company.

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

2. ACQUISITION AND PURCHASE PRICE ALLOCATION

The Merger occurred under the terms of a stock purchase agreement, as amended, (the Purchase Agreement) by and among Wolfpack, ei and Lancer and was effected by issuing 11,825,936 shares of Wolfpack common stock at an exchange ratio of
1.85327 shares of Wolfpack for each share of ei common stock outstanding (the exchange ratio). Prior to the Merger, Wolfpack was publicly traded on the OTC Bulletin Board trading system with 16,745,043 common shares outstanding. Prior to the Merger, on September 19, 2001, Wolfpack conducted a reverse stock split thereby reducing the outstanding shares to 8,372,522. Prior to the Merger, the operations of Wolfpack consisted primarily of E-Z Fon and its subsidiaries.

At the time of the Merger, 93.64% of the outstanding shares of equitel was owned by Lancer with 6,814,218 shares of common stock outstanding. As such, 6,381,118 shares of equitel (6,814,218 x 93.64%) were exchanged at the exchange ratio. The remaining 433,100 shares of equitel common stock are outstanding and in the hands of minority shareholders. The purchase price for accounting purposes is based on the market price of Wolfpack on the date of the transaction ($1.85) and equates to $15,489. Following the transaction, the 93.64% shareholders of equitel, held approximately 60% of Wolfpack. As such, Lancer, the controlling shareholders of equitel, controlled Wolfpack following the Merger. Accordingly, as discussed in Note 1, because of the post transaction control, this transaction qualifies for reverse merger accounting.

Under this accounting treatment, the assets acquired and liabilities assumed of Wolfpack have been recorded at their estimated fair values as of the date of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.

The following shows the allocation of the purchase price to the assets of Wolfpack and E-Z Fon.

        Assets acquired at fair value                     $ 1,319
        Liabilities assumed at fair value                  (1,875)
        Customer base                                       1,125
        Distribution network                                1,360
        Other identified intangibles                          310
        Goodwill                                           13,250
                                                          -------
            Purchase price                                $15,489
                                                          =======

The initial allocation of the purchase price included in Wolfpack's Form 10-QSB filed on November 19, 2001, reported the purchase price as $21,878. Due to an error in the original calculation, the purchase price was corrected to $15,489 during the fourth quarter of 2001. The correction of the purchase price results in a reduction of both goodwill and additional paid-in-capital of approximately $6,389 from the amounts initially recorded. The accompanying consolidated financial statements reflect the correction of the purchase price to the date of the Merger. This adjustment has no impact on operating results previously reported by Wolfpack. The EZ-Fon assets acquired were subsequently disposed of (Note 7).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Wolfpack, E-Z Fon, ei and ecc. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include all the cash balances and highly liquid investments with an original maturity of three months or less.

Restricted Cash

Certain of the Company's obligations to airtime carriers are secured by standby letters of credit issued by a commercial bank. A majority of airtime carriers require the Company to either remit a refundable deposit, provide a letter of credit or provide assets for collateral under the contracts for the purchase of airtime by the reseller from the carrier. The letters of credit in favor of certain of the airtime carriers from whom the Company purchases airtime for resale are secured by reimbursement obligations of an unrelated private lender to the Company. The Company's obligations to such private lender are, in turn, secured by a security interest in certain of the Company's assets, including certain cash accounts. At December 31, 2001, cash of $216 was restricted under the arrangements in connection with the letters of credit. Subsequent to year end, the Company terminated its relationship with the unrelated lender and obtained letters of credit from Lancer.

Accounts Receivable and Concentration of Credit Risk

In the normal course of business, the Company extends credit to customers (distributors) and manages its exposure to credit risk through credit approval and monitoring procedures. At each balance sheet date, the Company assesses the need for an allowance for potential losses in the collection of its receivables. As of December 31, 2001, an allowance for doubtful accounts of $87 was deemed necessary by management. One distributor accounted for approximately 8% and 55% of distribution shipments during 2001 and 2000, respectively, and 10% of accounts receivable at December 31, 2001. One additional distributor accounted for 14% of distribution shipments during 2000.

The Company does not extend credit to retail purchasers of the Company's products and services.

Revenue Recognition

The Company's products consist of cellular telephone equipment and cellular airtime service revenue. Service revenue is generated primarily from the sale of prepaid airtime cards. The Company sells its products primarily through distributors. Such distribution agreements may grant the distributor the right to return unsold products. To the extent distributors are granted return rights for unsold equipment and airtime, sales transactions to the distributors are accounted for as deferred revenue until products are sold by the distributor. Revenue from the sale of cellular telephones is recognized upon activation by the end-user. Airtime service revenues are recognized as the end-user utilizes the cellular airtime.

Inventories

Inventories include cellular telephones and accessories including carrying cases, adapters and batteries, and are valued at the lower of average cost or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value.

Sources of Supply

The Company purchases cellular telephones and accessories through two primary suppliers. Although the Company believes that other suppliers ultimately could provide similar products on similar terms, a disruption in the supply from the Company's existing vendors could adversely affect the ability of the Company to meet its customers' requirements.

The Company currently resells analog cellular telephone service through relationships with eight primary carriers providing cellular coverage to approximately 97% of the United States. Analog cellular service is provided by two service carriers in each market. Should the Company not be able to renew its reseller carrier arrangements with its existing carrier network, it would need to seek service from the other carrier in the market or accelerate migration to a digital product. While management believes that cellular service could be obtained from the other analog cellular carrier in each market it serves, a disruption in the Company's cellular contracts could affect the ability of the Company to meet its customers' requirements.

Property and Equipment

Property and equipment are stated at cost and consist of computers and equipment, computer software, furniture and fixtures and leasehold improvements. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Expenditures for major renewals, replacements and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized. Property and equipment consists of the following at December 31, 2001:



       Computers and equipment                                      $275
       Computer software                                             163
       Furniture and fixtures                                         41
       Leasehold improvements                                          3
                                                                   -----
                                                                     482
       Less - Accumulated depreciation and amortization             (175)
                                                                   -----
                                                                   $ 307
                                                                   =====

Depreciation expense was $102 and $68 for the years ended December 31, 2001 and 2000, respectively.


Impairment of Long-lived Assets

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), establishes accounting standards for the impairment of long-lived assets. The Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized and the asset's carrying value is reduced. In connection with the discontinued operations (Note 7), the Company recognized an impairment loss of $16,402 on the write down of goodwill and other intangible assets. There were no significant impairment losses recorded in 2000.

Deferred Financing Costs

Deferred financing costs on related party notes payable are amortized as a component of interest expense over the expected term of the related financing arrangements. Amortization expense of $224 and $26 was recorded for the year ended December 31, 2001 and 2000, respectively. Such costs were fully amortized or written off at December 31, 2001.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in the income statement in the period of the income tax rate change. Valuation allowances are established when it is necessary to reduce deferred income tax assets to the amount expected to be realized in future years.

Earnings per Share

In accordance with the provisions of SFAS No. 128, "Earnings Per Share," basic earnings per share is computed by dividing net income by the number of weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted-average common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares resulting from options granted had been issued. The effect of 1,689,371 and 500,800 ei options and 635,000 ei warrants outstanding during portions of 2001 and 2000 were not included in the computation of diluted earnings per share because the effect on loss from continuing operations would have been antidilutive.

Product Warranty

All cellular telephones are covered by a one-year manufacturer's warranty covering product defects. Batteries and accessories are covered by a 90-day manufacturer's warranty. The Company generally provides a one-year warranty on operation of the handset due to software defects. To date, the costs incurred under this program have been minimal.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses for years ended December 31, 2001 and 2000, were approximately $64 and $304.

Licensing Fees

The Company has entered into a software licensing agreement with an unrelated third party. The agreement requires a one-time fee per unit licensed and a monthly fee based on usage rates. Licensing fee expenses included in cost of cellular telephone equipment for the years ended December, 31 2001 and 2000, were approximately $46 and $156, respectively.

Stock Options

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation," the Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and its related interpretations. Pursuant to APB No. 25, compensation expense is recognized for financial reporting purposes using intrinsic value method when it becomes probable that the options will be exercisable. The amount of compensation expense to be recognized is determined by the excess of the fair value of common stock over the exercise price of the related option at the measurement date.

SFAS No. 123 established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company has elected not to adopt SFAS No. 123 for expense recognition purposes, but is required to provide certain pro forma disclosures.

Fair Value of Financial Instruments

The values the Company presents for financial assets and liabilities as of December 31, 2001 (including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses) approximate the fair market value of these assets and liabilities due to their short maturity. The fair value of notes payable approximates carrying value at December 31, 2001.

Litigation

The Company is subject to litigation in the ordinary course of its business. Management believes that any potential liability thereto is not material to the Company's financial position and results of operations.

Reclassifications

Certain amounts in the 2000 financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138, will be effective for the Company during 2001. The statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133, as amended, beginning the first quarter of fiscal 2001. The impact of adoption of this statement on the Company's financial position and results of operations was not significant. In June 2001, SFAS No. 141, "Business Combinations" was issued which requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 was adopted by the Company in connection with the Merger (Note 2).

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill has an indefinite life and will no longer be amortized, but will be tested annually for impairment. The Company will adopt SFAS No. 142 effective with the beginning of fiscal 2002. The Company believes the impact of SFAS No. 142 on its financial statements will not be significant.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) was issued which superseded SFAS 121. It established new accounting standards for the impairment of long-lived assets. The Company will adopt SFAS 144 in fiscal 2002. The Company believes the impact of SFAS 144 on its financial statements will not be significant.

4. INVENTORIES

Inventories consist of the following at December 31, 2001:

              Cellular telephones             $188
              Accessories                       18
                                              ----
                                              $206
                                              ====
5. INTANGIBLE ASSETS

At December 31, 2001, intangible assets consist of acquired airtime resale agreements with cellular carriers and a significant distribution agreement acquired from SA, by virtue of the acquisition of ecc (Note 1). Such assets, valued originally at $2,128 are being amortized over a three-year useful life. Additionally, $44 of goodwill was recorded in a June 2000 buyout of ecc minority stockholders (Note 8). Amortization expense of $723 and $716 was recorded during the years ended December 30, 2001 and 2000.

6. RELATED-PARTY NOTES PAYABLE

During 2001 and 2000, the Company issued several subordinated convertible notes to various Lancer entities. In connection with the Merger, Lancer, ei and Wolfpack entered into a Note Exchange, Restructure and Conversion Agreement. This agreement provided that the notes payable, together with all accrued interest at the date of the Merger, were converted into two subordinated convertible notes of Wolfpack totaling $7,099. In addition, the stock purchase warrants held by Lancer were cancelled.

On December 11, 2001, Lancer and Wolfpack entered into a Debt Conversion Agreement. This agreement provides that the notes payable, together with all accrued interest (totaling $179) as of the date of the agreement, were converted into 16,050,674 shares of Wolfpack common stock. This agreement also called for the issuance of two subordinated convertible notes of Wolfpack totaling $850 (the New Notes). Each of these notes bears interest at 12%, was initially due on

March 11, 2002 and has been extended to mature on June 30, 2002. These notes are convertible into common stock at a conversion price of $0.50 per share prior to maturity. At December 31, 2001, accrued interest of $5 was included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The New Notes were issued with 250,000 shares of common stock. The fair value of the common stock issued at the date of the conversion was recorded as a debt discount of $265 and is being amortized as additional interest expense over the initial term of the New Notes. Interest expense of $59 was recognized during 2001.

7. DISCONTINUED OPERATIONS

Effective December 18, 2001, the Company's Board of Directors authorized the exit of E-Z Fon and determined that it was in the Company's best interest to solely concentrate on prepaid cellular service and equipment, which it considers to be its core business. In that regard, the Company pursued the sale of the operations of E-Z Fon and completed its disposal through a sale of assets on January 15, 2002. The disposal of E-Z Fon has been reflected as a discontinued operation in the accompanying consolidated financial statements. Due to the accounting treatment of the Merger, there were no previously reported financial results to be restated to reflect this treatment. In connection with the decision to discontinue E-Z Fon, the Company has recorded an estimated loss of $17.9 million. This loss consists of the following:

    Estimated losses from measurement date                     $    82
    Impairment of goodwill and other intangibles                16,402
    Write down of other assets held for sale                     1,459
                                                               -------
                                                               $17,943
                                                               =======


Net sales of discontinued operations in fiscal 2001 from the date of the Merger were approximately $1,030. There are no corporate expense allocations included in the operations of EZ-Fon. The Company has retained all liabilities of the discontinued operation. The net current liabilities of the discontinued operations primarily consist of payables, the accrual of future lease obligations and other normal operating assets and liabilities as well as $670 in notes payable to related parties. The interest rate on these notes payable to related parties is 14%. In connection with the lease obligations of discontinued operations, the Company has net future minimum lease commitments of $224 in 2002, $59 in 2003 and $6 in 2004.

8. STOCKHOLDERS' EQUITY

Common Stock

All ei common stock information prior to the Merger has been converted to its post Merger share equivalent based on the conversion factor used in the Merger. Certain shares held by non-accredited investors have not yet been converted to Wolfpack shares, although such conversion is expected following the registration of shares. These shares have been presented as Wolfpack shares.

The following common stock transactions occurred in fiscal year 2000:

- In January and February 2000, ecc issued 222,581 shares of common stock to Lancer in exchange for $1,823 in cash, net of $77 of stock issuance costs paid to Capital. After these transactions, Lancer became a 69% direct stockholder in ecc. On May 17, 2000, Lancer exchanged these ecc shares for 4,125,027 shares of the Company.

- On May 17, 2000, 103,783 shares of the Company's common stock were issued to certain of its stockholders in exchange for certain services provided by the stockholders valued at $22.

- On May 18, 2000, the Company issued 247,412 shares of common stock to Lancer in exchange for $53 in cash.

- On May 29, 2000, the Company issued 231,659 shares of common stock to Lancer in exchange for the forgiveness of $50 of outstanding debt owed to Lancer.

- On June 29, 2000, the Company issued 3,516,965 shares of common stock to Lancer in exchange for certain assets (primarily notes receivable from outside parties and equipment) and assignment to Lancer of a liability owed to TWOS in the amount of $538. The transaction was valued at the net of the historical basis of the assets transferred, the basis of the liability assigned to Lancer, net of the portion attributable to minority interests.

- In June 2000, in exchange for receiving 504,090 shares of ei, TWOS transferred its remaining 6% ownership (100,000 shares) of ecc to ei. Of this share issuance, 201,636 shares have been treated as a buy-out of the minority stockholders of TWOS. Accordingly, these shares have been valued at their fair value at the time of issuance. The difference between the value of the shares issued and the minority interest basis at the time of the buy-out of $44 has been treated as goodwill which is being amortized over a three-year period.

Other than the Merger, the following common stock transactions occurred in fiscal year 2001:

- On March 1, 2001, ei issued 5,559 shares of common stock to certain individuals as compensation to certain of its employees valued at $1.

- In July and September, E-Z Fon entered into agreements to acquire customers. As part of these agreements, E-Z Fon agreed to issue $443 of Wolfpack common stock. These customer bases were included as part of the discontinued operations. These shares have not yet been issued but have been accrued as additional paid-in-capital.

- During the fourth quarter 2001, the Company sold 414,682 restricted shares to a director of the Company.

- On December 11, 2001, the Company converted debt with a face amount of $8,025 into 16,050,674 common shares. The Company also issued 250,000 shares in connection with the $850 issuance of the New Notes (Note 6).

Stock Option Plan

The Company applies the principles of APB Opinion No. 25 in accounting for the 2000 Plan (see below). Accordingly, the Company recognizes deferred compensation when the exercise price of the options granted is less than the fair market value of the stock at the date of grant, as determined by the Board of Directors. The deferred compensation is presented as a component of stockholders' equity in the accompanying consolidated financial statements and is amortized over the periods expected to be benefited, generally the vesting period of the options.

Stock-based Compensation

In May 2000, the Board of Directors of ei adopted the ei 2000 Long-Term Incentive Plan (the 2000 Plan) under which the Company may grant options to acquire common stock and restricted common stock to employees of the Company on such terms as permitted by the Plan and as determined by the Company's Board of Directors or a designated committee of the Company's board. On May 29, 2000, the Board of Directors granted certain executives of the Company 5,559 shares of common stock pursuant to the Plan. Such shares vested immediately and contained no significant restrictions.

Additionally, the Board of Directors of ei also granted stock options to certain executives to purchase shares of ei's common stock. These options have not yet been converted to Wolfpack options although the Company intends to convert such options during 2002.

- In 2000, options on 500,800 shares of ei's common stock issued at an exercise price of $0.08 per share after a one-month vesting period. These options will be converted using the conversion factor used in the Merger.

- From March through August 2001, options on 515,071 shares of ei's common stock were issued at an exercise price of $0.08 per share after a one-month vesting period. These options will be converted using the conversion factor used in the Merger.

- In September and October 2001, options on 673,500 shares of ei's common stock were issued at an exercise price of $1.91 per share after a three-year vesting period.

- In the fourth quarter 2001, in connection with a salary deferral plan, management indicated to employees that they plan to issue 220,366 Wolfpack options after the establishment of a Wolfpack option plan at the prevailing fair market value on the date of issuance. No amounts have been recorded related to these options.

Shares have been reserved for issuance upon the exercise of these options. These options expire 10 years after the date of grant. For options that were issued with an exercise price below the fair market value of the common stock, the Company recorded deferred compensation. The Company amortizes deferred compensation over the vesting period of the options. A summary of changes in outstanding options during the years ended December 31, 2000 and 2001, are as follows:

                                                              Weighted-Average
                                                               Exercise Price
                                                              ----------------
Granted during 2000, vested and exercisable at
    December 31, 2000                               500,800        $0.08
Granted during 2001                               1,188,571        $1.12
Cancelled during 2001                              (101,700)       $0.80
                                                  ---------
Options outstanding at December 31, 2001          1,587,671        $0.81
                                                  ---------
Options exercisable at December 31, 2001          1,077,671        $0.29
                                                  ---------
Weighted average remaining life at
    December 31, 2001                             9.2 years

For the options granted during 2000, all were granted below fair market value and had a weighted average fair value of $0.36. For the options granted during 2001, 516,071 were granted at fair market value and have a weighted average exercise price of $0.08 and a weighted average fair value of $0.34. The remaining options of 672,500 have a weighted average exercise price of $1.91 and a weighted average fair value of $0.31.

Of the exercisable options at December 31, 2001, 955,171 have an exercise price of $0.08 and a weighted average remaining contractual life of 8.8 years while the remainder have an exercise price of $1.91 and a weighted average contractual life of 9.7 years. For SFAS No. 123 disclosure purposes for employee-related stock options, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions at December 31:

                                                      2001         2000
                                                      ----         ----
Dividend yield                                           0%             0%
Expected volatility                                   0-50%             0%
Risk-free interest rate at the date of grant       4.5-5.5%           6-7%
Expected life                                       5 years      1-5 years

Had compensation cost been determined consistent with the provisions of SFAS No. 123, the Company's pro forma net loss from operations in accordance with SFAS No. 123 for the year ended December 31 would have been as follows:

                                              2001       2000
                                              ----       ----
Net loss:
    As reported                             $7,763      $5,956
    Pro forma                                8,144       5,976
                                            ------      ------
Loss per share:
    As reported                             $(0.52)     $(0.67)
    Pro forma                               $(0.54)     $(0.68)
                                            ======      ======


9. STOCK PURCHASE WARRANTS

In connection with various financing transactions in 2000, the Company issued stock purchase warrants to purchase a total of 635,000 common shares at an initial exercise price of $2.00 per share. Shares have been reserved for future issuance upon the exercise of these warrants. Of these warrants, 535,000 warrants were issued in connection with certain notes payable and were cancelled in 2001. The remaining 100,000 warrants were issued in connection with a letter-of-credit facility and expired in 2001.

10. LEASES

The Company leases office space and equipment through agreements, which expire periodically through 2005. Future commitments for minimum lease rentals under noncancellable leases at December 31, 2001, are as follows:



      2002                 $197
      2003                  196
      2004                  186
      2005                   66
                           ----
                           $645
                           ====

Rent expense under operating leases was $202 and $188 for the years ended December 31, 2001 and 2000. Obligations under capital leases are not significant.

11. SAVINGS PLAN

The Company sponsors an employee savings plan that provides for eligible employees to make pre-tax contributions up to 20% of eligible compensation, subject to certain limitations imposed by Section 401(k) of the Internal Revenue Code. Currently, the Company does not match employee contributions. All U.S. employees are eligible to participate in the plan on the first enrollment date occurring after completing one month of service with the Company.

12. INCOME TAXES

A deferred income tax asset is established for the complete amount of income tax benefits available in future periods from the assumed realization of tax net operating loss carryforwards. In addition, a deferred income tax asset or liability is established for the complete amount of income tax benefits or liabilities from the effect of temporary differences. The components of the net deferred income tax assets as of December 31, 2001, were as follows:

Deferred income tax assets:
    Net operating loss carryforwards                     $ 5,387
    Other assets                                             881
    Other, net                                                34
    Valuation allowance                                   (6,302)
                                                         -------
Net deferred income tax assets                           $     0
                                                         =======

At December 31, 2001, the Company has federal and state income tax loss carryforwards of approximately $13,812 which expire through 2020, subject to the limitations of the IRC Section 382. The Company has provided a valuation allowance of $6,302 at December 31, 2001, because, in management's assessment, it is uncertain whether the net deferred income tax assets will be realized. The valuation allowance changed by $3,027 during 2001 primarily due to increased net operating losses (NOLs) which increased the amount of the Company's gross deferred income tax assets.

Future sales of common stock by the Company or its principal stockholders, or changes in the composition of its principal stockholders, could constitute a "change of control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in-gain" or "built-in-loss" in the Company's assets at the time of the "change in control," which cannot be known at this time.

13. SUBSEQUENT EVENTS

     On April 10, 2002, the Company changed its name to equitel, inc. At the same time, ei changed its name to equitel holdings, inc. and ecc changed its name to equitel wireless, inc.

     As of April 12, 2002, the Company has obtained additional debt financing of $700 from Lancer. The terms of these notes are comparable to the terms of the New Notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 16, 2001, we appointed the accounting firm of Arthur Andersen LLP as principal and independent accountants beginning with the Quarter ended September 30, 2001, to replace King Griffin & Adamson P.C., who were dismissed as principal independent accountants effective with such appointment.

During the interim periods subsequent to the appointment of King Griffin & Adamson P.C. January 29, 2001, there were no disagreements an any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any other reportable event.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required in response to this item is hereby incorporated by reference from the Company's definitive information statement to be filed on or before April 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION

         The information required in response to this item is hereby incorporated by reference from the Company's definitive information statement to be filed on or before April 30, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this item is hereby incorporated by reference from the Company's definitive information statement to be filed on or before April 30, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this item is hereby incorporated by reference from the Company's definitive information statement to be filed on or before April 30, 2002.

ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

         (a)  Exhibits

  EXHIBITS          DESCRIPTION
  --------          -----------
     2.1            Stock Purchase Agreement, dated September 28, 2001 by and
                    among Alpha Omega Group, Inc., Capital Research, Ltd.,
                    Lancer Offshore, Inc., Lancer Partners, Limited Partnership
                    (incorporated by reference to Exhibit 2.1 of the Registrant's Current
                    Report on Form 8-K filed October 15, 2001).
     3.1.1          Amendment to Certificate of Incorporation (filed herewith).
     3.1.2          Amendment to Certificate of Incorporation (filed as Exhibit
                    A to the Registrant's Definitive Information Statement filed
                    August 24, 2001).
     3.1.3          Certificate of Incorporation (incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed
                    June 23, 1999).
     3.2            Bylaws  (incorporated by reference to the Registrant's
                    Registration Statement on Form 10-SB filed June 23, 1999).
     4.1            Form of Common Stock Certificate (incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed June 23, 1999).
    10.1            Common Stock Purchase Agreement by and between Wolfpack
                    Corporation and Jetco Communications Corporation dated as of January 13, 2000 (incorporated by reference to the Registrant's current report on Form 8-K filed April 21,
                    2000).
    10.2            Common Stock Purchase Agreement by and between Wolfpack
                    Corporation and Jetco Communications Corporation dated as of March 31, 2000 (incorporated by reference to the Registrant's current report on Form 8-K filed April 21,
                    2000).
    10.3            Common Stock Purchase Agreement by and among William W.
                    Evans, Ira A. Hunt, Jr., John Patrick Wellington, Michelle
                    Maidenberg and Wolfpack Corporation dated as of March 31,
                    2000 (incorporated by reference to the Registrant's current report on Form 8-K filed April 21, 2000).
    10.4            Stock Purchase Agreement dated as of October 1, 2000 by and among Susan H. Coker, Peter L. Coker, Sr. and the Registrant
                    (Incorporated by reference to the annual report on Form
                    10-KSB filed on April 20, 2001).
    10.5            Stock Purchase Agreement dated as of January 29, 2001 by and among the Registrant, Basic Phone, Inc., Warren J. Landry,
                    Jr., Sonda J. Landry, Shari Ernst, Chad Kibodeaux,
                    Chirstopher Kovatch and Tara Greenwood (incorporated by reference to the Registrant's current report on Form 8-K filed May 10, 2001).
    99.1            Letter From Arthur Andersen

         (b)  Reports on Form 8-K:

     Current Report on Form 8-K filed October 15, 2001 (reporting change of control and acquisition of assets), Current Report on Form 8-K filed October 16, 2001 (reporting change of accountants), Current Report on Form 8-K/A filed October 24, 2001 (reporting change of accountants), Current Report on Form 8-K/A filed November 19, 2001 (filing financial statements of equitel, inc.), and Current Report on Form 8-K/A filed December 14, 2001 (filing pro forma financial information).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2002.

                                    Equitel, inc., f.k.a., WOLFPACK CORPORATION

                                    By: /s/  Eugene Whitmire
                                        ---------------------------------------
                                            Eugene Whitmire
                                            Chief Financial Officer
                                            (Principle Financial and Accounting
                                            Officer)


                                POWER OF ATTORNEY

         Each person whose signature appears below on this Annual Report on Form 10-KSB hereby constitutes and appoints Mary Walker and Eugene Whitmire, and each of them, his true and lawful attorney-in-fact, acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (until revoked in writing), to sign any or all amendments to this Annual Report on Form 10-KSB of equitel, inc., f.k.a. Wolfpack Corporation, and to file the same, with exhibits thereto, and other documents to be filed in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, acting alone, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

           SIGNATURE                        TITLE                                    DATE
           ---------                        -----                                    ----

                                                                                April 16, 2002
/s/ Mary Walker              President
------------------------     (Principal Executive Officer)
Mary Walker

                                                                                April 16, 2002
/s/ Eugene Whitmire          Chief Financial Officer and Treasurer
------------------------     (Principal Financial and Accounting Officer)
Eugene Whitmire
                                                                                April 16, 2002
/s/ Tony Cullen              Chief Executive Officer and Director
------------------------     (Principal Executive Officer)
Tony Cullen
                                                                                April 16, 2002
/s/ Peter L. Coker, Jr.      Director
------------------------
Peter L. Coker, Jr.


amendments to this Annual Report on Form 10-KSB of ___________, and to file the same, with exhibits thereto, and other documents to be filed in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                            TITLE            DATE
---------                            -----            ----