Form 10QSB
period 2002-03-31
EQUITEL  INC
filed 2002-05-20
CIK 1085258

________________________________________________________________________________
SEC 2334  Potential persons who are to respond to the collection of
(6-00)    information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
________________________________________________________________________________

|============================|
|============================|
|       OMB APPROVAL         |
|============================|
|OMB Number: 3235-0416       |
|============================|
|Expires: April 30,2003      |
|============================|
|Estimated average burden    |
|hours per response: 32.00   |
 ============================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the quarterly period ended     March 31, 2002
                                                 -------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

         Commission file number        000-26479
                                -------------------------------------

                                  equitel, inc.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                        56-2086188
 -------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


  4021 Stirrup Creek Drive, Suite 400 Research Triangle Park, Durham, NC 27703
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (919) 419-5600
         --------------------------------------------------------------
                           (Issuer's telephone number)

                           WOLFPACK CORPORATION
     --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,155,970 common stock
                                                      ------------------------
     issued and outstanding; par value $.001 per share at May 20, 2002
     -----------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                                  equitel, inc.

                 MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS


            Special Note Regarding Forward Looking Information................3

                                  PART I--FINANCIAL INFORMATION

     Item 1. Financial Statements.............................................4

     Item 2. Management's Discussion and Analysis............................12

                                  PART II--OTHER INFORMATION

     Item 2. Changes in Securities...........................................30

     Item 4. Submission of Matters to a Vote of Security Holders.............30

     Item 6. Exhibits and Reports on form 8-K................................31

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, discuss financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis".

     In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.






















                         PART I - FINANCIAL INFORMATION

     In accordance with the Securities and Exchange Commission's Order of March 18, 2002, the Company has not obtained a review of the financial statements included herein by Arthur Andersen, LLP, our independent accountants.

                     equitel, inc. and Subsidiaries (Note 1)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2002
            (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                ASSETS                                                    March 31,
                                                                                            2002
                                                                                       --------------
CURRENT ASSETS:
    Cash and cash equivalents                                                            $    386
    Accounts receivable, net of allowances of $87                                             112
    Inventories                                                                                66
    Prepaid expenses and other current assets                                                 236
                                                                                       --------------
                 Total current assets                                                         800
                                                                                       --------------
PROPERTY AND EQUIPMENT, net                                                                   280
RESTRICTED CASH                                                                               217
INTANGIBLE ASSETS, net                                                                         22
                                                                                       --------------
                                                                                         $  1,319
                                                                                       ==============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                $  1,722
    Deferred revenue                                                                        1,340
    Related-party notes payable                                                             1,750
    Notes payable-stockholders                                                                850
    Net current liabilities of discontinued operations                                      1,403
                                                                                       --------------
                 Total current liabilities                                                  7,065

COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' DEFICIT:
    Preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued             0
      and outstanding
    Common stock, $.001 par value, 100,000,000 shares authorized; 37,155,970 issued            37
      and outstanding
    Additional paid-in capital                                                             28,999
    Accumulated deficit                                                                   (34,782)
                                                                                       --------------
Total stockholders' deficit                                                                (5,746)
                                                                                       --------------
                                                                                         $  1,319
                                                                                       ==============
         The accompanying notes to consolidated financial statements are an integral part of these statements.

                     equitel, inc. and Subsidiaries (Note 1)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                (all amounts in thousands, except per share data)


                                                                                 2002        2001
                                                                               --------   --------
REVENUES:
    Airtime revenue                                                           $     214   $    578
    Cellular telephone equipment revenue                                            235        338
                                                                               --------   --------
Total Revenues                                                                      449        916
                                                                               --------   --------
COSTS AND EXPENSES:
    Cost of airtime service                                                          (2)       680
    Cost of cellular telephone equipment                                            164        488
    Selling, general and administrative                                             829      1,140
    Depreciation and amortization                                                   410        205
                                                                               --------   --------
Total costs and expenses                                                          1,401      2,513
                                                                               --------   --------
NET LOSS FROM OPERATIONS                                                           (952)    (1,597)
INTEREST EXPENSE, NET                                                               (34)      (135)
                                                                               --------   --------
NET LOSS                                                                       $   (986)  $ (1,732)
                                                                               ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING                                              37,073     12,625
BASIC AND DILUTED LOSS PER SHARE                                               $  (0.03)  $  (0.14)
                                                                               ========   ========


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                           (all amounts in thousands)

                                                                                                    2002        2001
                                                                                                 ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                        $ (986)    $(1,732)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                                   410         205
       Other, noncash                                                                                    0          40
       Change in operating assets and liabilities:
           Accounts receivable                                                                         (49)       (314)
           Inventories                                                                                 140         289
           Prepaid expenses and other current assets                                                    10          63
           Accounts payable and accrued expenses                                                      (370)        248
           Deferred revenue                                                                              6         (37)
           Restricted cash                                                                              (1)         19
                                                                                                ------------ -----------
Net cash used in operating activities                                                                 (840)     (1,219)
                                                                                                ------------ -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                                                0         (17)
    Net cash provided by/(used in) investing activities                                         ------------ -----------
                                                                                                         0         (17)
                                                                                                ------------ -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related-party notes payable                                                          900       1,050
    Repayment of notes payable-stockholders                                                             (6)          0
    Proceeds from issuance of common stock                                                             138         160
                                                                                                ------------ -----------
Net cash provided by financing activities                                                            1,032       1,210
                                                                                                ------------ -----------
INCREASE/(DECREASE) IN CASH                                                                            192         (26)
CASH AND CASH EQUIVALENTS, beginning of period                                                         194         137
                                                                                                ------------ -----------
CASH AND CASH EQUIVALENTS, end of period                                                            $  386     $   111
                                                                                                ------------ -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                                              34         135
    Debt issued for deferred financing costs                                                             0         214


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                               7
                         equit el, inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
         (dollar amounts in thousands, except share and per share data)

1.   NATURE OF BUSINESS, BASIS OF PRESENTATION AND CONTINUING OPERATIONS

     Nature of Business and Basis of Presentation

     equitel, inc. (new equitel or the Company), formerly Wolfpack Corporation (Wolfpack), located in Research Triangle Park, North Carolina, is a national provider of prepaid communications services, leveraging existing carrier networks and a network of distribution channels. New equitel's primary operating subsidiary is equitel communications corporation. (ecc). Management made the determination in December 2001 to dispose of another operating subsidiary E-Z Fon Services, Inc. (E-Z Fon) (see Note 6). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of equitel and its wholly owned subsidiaries.

     On September 28, 2001, Wolfpack acquired approximately 93.64% of the outstanding securities of ecc's parent company, equitel holdings, inc. (eh) previously named equitel, inc. (old equitel) (the Merger). On April 10, 2002, Wolfpack changed its name to equitel, inc. (see Note 7). Although Wolfpack was the legal survivor in the Merger and continued to be the registrant with the Securities and Exchange Commission, under accounting principles generally accepted in the United States,the Merger was accounted for as a reverse acquisition, whereby eh is considered the "acquirer" of new equitel for financial reporting purposes as its shareholders controlled more than 50% of the post transaction combined company. Among other matters, this requires new equitel to present in all financial statements and other public information filings, after completion of the Merger, prior historical financial and other information of eh and requires a retroactive restatement of eh historical shareholders' investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the accompanying consolidated financial statements present the results of operations of eh for the three months ended March 31, 2002 and 2001, and reflect the acquisition of Wolfpack on September 28, 2001, under the purchase method of accounting. Subsequent to September 28, 2001, the operations of the Company reflect the combined operations of the former Wolfpack and eh.

                                                                               8
     eh (formerly MM Telecommunications Corp.) and subsidiary, consists of the operations of eh and its subsidiary, equitel communications corporation (formerly TeleData Wireless Communications, Inc. and formerly SecurFone, Inc. (SF)).

     Continuing Operations

     Management's plans for future operations consist of continuation of its prepaid cellular services and introduction of other complementary prepaid services to the marketplace. The Company does not maintain retail outlets for its products. Rather, it sells its products and services through distributors who, in turn, resell the Company's products and services to subscribers through a variety of distribution channels, including convenience-type retail stores and, to a lesser extent, other distribution channels. equitel will leverage its established distribution relationships to launch its new offerings and intends to expand distribution into other channels.

     In order to execute on this direction, the Company must provide reliable service to its customers, and must continue to develop and maintain favorable relationships with the cellular carriers and other service providers from which it purchases airtime and application content. The Company currently maintains contracts with eight major cellular carriers, which expire periodically through 2002. While these contracts are under review, there are no assurances that the Company will be successful in its marketing plans or that favorable contracts will be negotiated with the major cellular carriers upon expiration of the existing contracts

     During the period required to develop the service provider relationships, expand its distribution coverage area and launch additional prepaid products, the Company has required and will continue to require additional operating funds. The Company has suffered net losses and negative operating cash flows since inception. For the years ended December 31, 2001 and 2000, the Company had net losses from operations of $7,763 and $5,956, respectively, and negative operating cash flows of $6,896 and $3,996, respectively. For the three months ended March 31, 2002 and 2001, the Company had net losses from operations of $986 and $1,732, respectively, and negative operating cash flows of $840 and $1,219, respectively. The Company is in a negative working capital position at March 31, 2002 and many of its accounts payable are past due. Funding for the Company's operations has been provided, primarily by Lancer Management Group, LLC and affiliated entities (collectively Lancer) through the issuance of common stock and notes payable. For the period from April 1, 2002 through May 15, 2002, Lancer has provided additional funding to the Company totaling $600 in the form of convertible debt.

     The ultimate success of the Company is dependent upon management's ability to market and sell prepaid services at levels sufficient to generate operating revenues in excess of expenses. From a financing standpoint, management's focus is on developing new products and securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. Failure to successfully raise this additional capital makes the Company's ability to continue as a going concern uncertain. While management believes that the Company will be successful in raising the additional capital necessary, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties or from the infusion of additional capital. In addition, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Recent Accounting Pronouncements

     In June 2001, SFAS No. 141, "Business Combinations" was issued which requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 was adopted by the Company in connection with the Merger (Note 1).

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill has an indefinite life and will no longer be amortized, but will be tested annually for impairment. The Company adopted SFAS No. 142 effective with the beginning of fiscal 2002. The impact of SFAS No. 142 on its financial statements was not significant.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) was issued which superseded SFAS 121. It established new accounting standards for the impairment of long-lived assets. The Company adopted SFAS 144 with the beginning of fiscal 2002. The impact of SFAS 144 on its financial statements was not significant.

3.   INVENTORIES

     Inventories consist of the following at March 31, 2002:

     Cellular telephones             $60
     Accessories                       6
                                   -----
                                     $66
                                   =====

4.   INTANGIBLE ASSETS

     At March 31, 2002, intangible assets consist of acquired airtime resale agreements with cellular carriers and a significant distribution agreement acquired in April 1999. Such assets, valued originally at $2,128 are being amortized over a three-year useful life. Amortization expense of $177 and $175 was recorded during the three months ended March 31, 2002 and 2001.

5.   RELATED-PARTY NOTES PAYABLE

     During 2001 and 2000, the Company issued several subordinated convertible notes to various Lancer entities. In connection with the Merger, Lancer, eh and Wolfpack entered into a Note Exchange, Restructure and Conversion Agreement. This agreement provided that the notes payable, together with all accrued interest at the date of the Merger, were converted into two subordinated convertible notes of the Company totaling $7,099. In addition, the stock purchase warrants held by Lancer and Wolfpack were cancelled.

     On December 11, 2001, Lancer and the Company entered into a Debt Conversion Agreement. This agreement provides that the notes payable, together with all accrued interest (totaling $179) as of the date of the agreement, were converted into 16,050,674 shares of common stock. This agreement also called for the issuance of two subordinated convertible notes of the Company totaling $850 (the New Notes). On February 25, 2002 and March 28, 2002 additional notes were issued for $700 and $200, respectively. Each of these notes bears interest at 12%, and has a maturity date of June 30, 2002. These notes are convertible into common stock at a conversion price of $0.50 per share prior to maturity. At March 31, 2002, accrued interest of $34 was included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

     The New Notes were issued with 250,000 shares of common stock. The fair value of the common stock issued at the date of the conversion was recorded as a debt discount of $265 and was amortized as additional interest expense over the initial term of the New Notes. Debt discount amortization expense of $206 was recognized for the three months ended March 31, 2002.

6.   DISCONTINUED OPERATIONS

     Effective December 18, 2001, the Company's Board of Directors authorized the exit of E-Z Fon and determined that it was in the Company's best interest to solely concentrate on prepaid cellular service and equipment, which it considers to be its core business. In that regard, the Company pursued the sale of the operations of E-Z Fon and completed its disposal through a sale of assets on January 15, 2002. The disposal of E-Z Fon was reflected as a discontinued operation in the December 31, 2001 consolidated financial statements.

     The Company has retained all liabilities of the discontinued operation. The net current liabilities of the discontinued operations primarily consist of payables, the accrual of future lease obligations and other normal operating assets and liabilities. Additionally, the Company retained $670 in notes payable to related parties. The interest rate on these notes payable to related parties is 14%.

7.   SUBSEQUENT EVENTS

     On April 10, 2002, the Company changed its name to equitel, inc. At the same time, eh changed its name to equitel holdings, inc. and ecc changed its name to equitel wireless, inc.

     On April 17, 2002, the Board adopted the 2002 Incentive Stock Plan for its employees, which created a stock option incentive compensation plan for the newly merged public entity. A systematic process was created to determine which options that were granted in eh would be converted to ei. These converted options were granted April 29, 2002. Options that were granted in September 2001, just prior to the merger were not converted to options in the new entity. Shares held by minority shareholders were also not converted, resulting in a 4% ownership of the eh subsidiary not being held by ei.

     As of May 15, 2002, and subsequent to March 31, 2002, the Company has obtained an additional $600,000 in debt financing from Lancer. The terms of these notes are comparable to the terms of the New Notes.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's plan for operations during the upcoming twelve months period is to shift the focus of its offerings from prepaid telecommunications offerings to a more broad range of prepaid services extending outside the traditional telecommunications industry. The growth of telephone, Internet, and wireless applications opens opportunity for equitel to use its existing technology to offer services in more financially attractive market segments. The company will broaden both its service offerings and its distribution relationships in support of these new offerings. These offerings will not be limited by the use of an equitel handset or device, as is the case with its cellular operations.

     RESULTS OF OPERATIONS

     Three months ended March 30, 2002 and 2001 (all amounts in thousands)

     Revenues

     During the three months ending March 31, 2002, the Company generated revenues from airtime and product sales of $449, as compared to $916 for the same period ended March 31, 2001. The decreases are a result of the Company's decrease of its customer base and nationwide coverage for cellular telephone service.

     Costs of Airtime and Cellular Telephone Equipment

     During the three months ending March 31, 2002, the Company had direct costs for airtime and product sales of $162 as compared to $1,168 for the same period ended March 31, 2001. The decreases during these periods were primarily associated with the decreased number of customer cellular telephone activations and airtime recharges. Additionally, the decrease was as a result of the Company recording $200 in agreed-to credits as a reduction in cost of airtime. These credits are the result of over-billing over the past 12 months. These over-billings were identified during 2002 as part of a corporate effort to review these billings and negotiate settlement credits from the carriers. Recharges represent existing customers purchasing additional airtime following their initial telephone activation. The cost of customer acquisition is reflected in the Company's discounted pricing of cellular telephone handsets resulting in negative gross margin for equipment sales. The cellular equipment gross margins for the three months ending March 31, 2002 were $71 as compared to a negative gross margin of $150 for the quarter ended March 31, 2001. In regards to airtime gross margins, the three months ending March 31, 2002 shows a gross margin of $216 as compared to a negative gross margin of $102 for the three months period ended March 31, 2001. The positive gross margin for 2002 results directly from the accrual of credits due from carriers discussed above. The primary reasons for the negative gross margins in 2001 relate to the Company's efforts to maintain an active customer base for airtime usage by allowing customers to remain active beyond normal churn parameters. Because the Company was early in its stage of customer acquisition, these efforts were a method to obtain wider geographic appeal for our products. Further, the Company must maintain an inventory of telephone numbers for activations as they are requested by new customers. Maintaining such inventory levels requires the payment of standard monthly service fees on a "per telephone number" basis. As such, inventory not in use by the Company's subscribers generates costs with no corresponding revenue. The management of the inventory of telephone numbers has been a focus of management in 2001 and 2002, and the Company continues its efforts to maintain the minimum inventory levels. Additionally, the airtime gross margins are affected by some carrier contracts that require an activated number to remain in our inventory for a minimum of one year from the date of activation. The Company uses it's best efforts to recycle those numbers first for those customers that have been churned before the one-year minimum.

     Selling, General and Administrative Expenses (SG&A)

     During the three month period ended March 31, 2002, the Company incurred expenses of $829 as compared to $1,140 for the same period ended March 31, 2001. The decrease in the SG&A expenses for the three months ended March 31, 2002, is a result of a general decrease in the expenses related to decreased business activity in Customer Service and Marketing during 2002 and decrease in spending for costs associated with the build-out of the Company's proprietary customer service and management technology platform. The Company implemented certain cost cutting measures during the third quarter of 2001, including salary and headcount reductions and limitations on travel expenditures. These changes resulted in reduced expenses during the three months period ended March 31, 2002, as compared to the corresponding quarter for 2001.

     Depreciation and Amortization

     During the three months ending March 31, 2002, depreciation and amortization was $410 as compared to $205 for the same period ended March 31, 2001. The increase is due to a general increase in the number of fixed assets throughout 2001. There were no additions to property and equipment for the three months ended March 31, 2002.

     Interest Expense

     During the three months ending March 31, 2002, interest expense decreased by $101 as compared to the same period ended March 31, 2001. During this period, the Company's average balance of related party debt decreased as a result of the conversion of all the outstanding debt to equity in the fourth quarter 2001. Additional funds will be required in the near term to fund future customer acquisitions. Interest expense will continue to increase during the upcoming twelve months period due to the constraints on cash flows from operations associated with investments in the expansion of the product offerings of the Company.

     During the three months ending March 31, 2002, the Company incurred a net loss of $986($0.03 per share) as compared to a net loss of $1,732($0.14 per share) for the same period ended March 31, 2001. The Company has an accumulated deficit since inception of $34,782. The increase in the loss was primarily due to increased costs of customer acquisition, as the Company continues to expand its operations, interest expense associated with related party debt, and the completion of ePRIME development, the Company's proprietary software for customer activations and customer management. The share amounts used in the per share calculations above represent the old equitel share amounts adjusted for the equivalent amount of ei shares based on the exchange ratio used in the reverse acquisition.

     Liquidity and Capital Resources

     At March 31, 2002, the Company maintained a negative working capital balance of $6,265. This was attributed primarily to increases in related party debt with a current due date, current loans from stockholders and the net current liabilities of discontinued operations.

     Management's plans for future operations consist of developing its market share for nationwide, prepaid telecommunications and other prepaid product offerings and services through the development of key distributor relationships for its products and services. A significant portion of the telecommunications sales from inception to date has been through one major distributor. Establishing favorable relationships with distributors is key to the Company's development of its market share.

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

     The ultimate success of the Company is dependent upon the development of the Company's subscriber base to sustainable levels to generate positive operating cash flow. During the period required to develop the distributor relationships and the Company's subscriber base, additional operating and capital funding will be required. Such funding is needed primarily for additional sales and marketing to enhance the Company's nationwide distributor and subscriber presence, development costs related to its proprietary technology platform and increases in working capital requirements. Additionally, funding may be necessary for key strategic acquisitions in order to increase its customer base. The Company has incurred net losses and negative operating cash flows since inception. Cash used by operations was $840 for the three months ended March 31, 2002, and $1,219 for the comparable period ended March 31, 2001. Additionally, cash of $17 was used for capital purchases in the three-month period ended March 31, 2001.

     Additional capital resources will be required due to the reverse acquisition discussed above. The overall company focus on shifting the range of prepaid service offerings is also critical to the ongoing operations of equitel.

     From a funding standpoint, management is focused on identifying and securing sufficient capital sources. Historically, funding for the Company's operating and capital requirements have come from Lancer in the form of convertible debt and equity investments. Financing activities for the three months ended March 31, 2002, provided $900 from the proceeds of related party notes payable. Additionally, $138 was provided by additional common stock sales, and $6 was used to repay a stockholder loan.

     The Company is currently pursuing additional funding up to $4 million through various sources of capital. Although management believes it will be successful in attracting sufficient capital to build out the Company, no assurances can be given that the Company will be successful in obtaining such capital or that such financing will be on terms favorable or acceptable to the Company.

     RISK FACTORS

     Because We Are Changing Our Business Plan, We Should Be Considered A Development Stage Entity With An Unproven Business Model In A New And Rapidly Evolving Industry, And We May Not Be Able To Implement Our Business Plan

     As discussed elsewhere herein, although equitel has been in business since approximately April 1999, in approximately February 2002, we determined to change substantially our line of business and focus on the prepaid services market. As a result, we must be looked at as a development stage entity. Our business model is still in development and we have limited historical financial and operating data. You must consider our business and prospects in light of the risks and difficulties typically encountered by companies in new and rapidly evolving industries such as ours. We may not adequately address these risks, and if we do not, we may not be able to implement our business plan as we intend. In addition, you should not expect future growth in operations, revenue, employees, strategic alliances or relationships or other benchmarks to be comparable to or improved from our recent developments in those areas.

     History Of Losses And We May Continue To Incur Losses For The Foreseeable Future; Accumulated Deficit; No Assurance Of Profitability

     Since inception, we have incurred significant losses and continue to incur significant losses. For the years ended December 31, 2001 and December 31, 2000, respectively, we had net losses of $26,284 and $5,956 respectively (excluding a one time write-off of $18,000 for discontinued operations for the year ended December 31, 2001). Moreover, as we are shifting our business plan, we expect to incur substantial losses in the foreseeable future and as of December 31, 2001 had an accumulated deficit of $33,796. Our ability to achieve profitability will depend in large part on market acceptance of our products by application service providers and our ability to successfully introduce and market our products through our distribution channels. There can be no assurance if or when we will achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, is highly uncertain.

     Need To Raise Additional Capital And May Encounter Unforeseen Costs

     We have been and are currently operating at a loss and intend to significantly increase our operational expenses as we shift our business model and expand our sales and marketing and product development efforts which will in all likelihood result in substantial additional losses. There can be no assurance that the Company will be able to obtain additional capital or that any assumptions relating to its business plans will prove to be accurate. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or case operations.

     Our Business Depends On Our Ability To Increase Consumer Acceptance Of Our Line Of Products

     Our company historically derived and our new business model initially intends also to derive substantially all of its revenues from sales of its line of telephony based products and services. Any factor adversely effecting the market for this line of products could adversely effect our business, financial condition and results of operations. Our company's future performance will depend in large part on increased consumer acceptance of our existing and our expanded line of products. Any factor adversely effecting the sale of our products, including delays in development, product flaws or lack of acceptance of our products could have a material adverse effect on our business, financial condition and results of operations.

     Our Business Depends On Our Ability To Increase Distributors And Retailers Acceptance Of Our Products

     Our company's future success also is dependent on our ability to generate significant sales volume in the new prepaid service offerings. We may not be successful in persuading distributors and retailers to offer our products to consumers. As a result, we may not achieve the critical mass of customers and/or generate sufficient sales volume to become profitable.

     We Have Limited Distributor And Retailer Participation And A Limited Customer Base

     To date, our company has entered into arrangements with 22 distributors to offer equitel "Buy the Minute"(R) prepaid cellular products. We currently have not presented the new products plans and offering to any distributors. Our existing distribution and marketing efforts generated a total of 20,000 subscribers since April 1999 and we currently have approximately 5,000 active subscribers. Our company has not yet commenced a comprehensive marketing program for the introduction of our new application service provider offerings. While we intend to increase our sales and marketing team and efforts, there can be no assurance that we will be successful in substantially expanding our distributor and retailer base or increasing the number of consumers who purchase our products for current cellular offerings or new product offerings or in reducing customer turnover or "churn."

     Our Products Are Substantially More Expensive To Implement Through A Retail Channel Than Current Direct Marketing Channels Used By ASPs Today, Which May Limit Our Ability To Sign Up Service Providers To Our Offerings

     Direct marketing of ASP applications eliminates "margin stacking" or the necessity for each person in the distribution chain to make a profit. There can be no assurance that we will be able to persuade ASPs to accept lesser revenues for their services in order to expand their distribution channels or that we will be able to persuade retailers that the opportunity for additional sales justifies the margins on such sales..

     We May Not Be Able To Successfully Implement Revenue Sharing Strategies

     Although our company intends to negotiate revenue sharing arrangements with companies providing services and content as part of our prepaid solutions, we have not yet entered into any revenue sharing arrangements. There can be no assurance that we will successfully conclude any revenue sharing arrangements or that we will realize any material initial or recurring revenue from any revenue sharing arrangements into which we may enter into.

     We Have Minimal Brand Recognition In The Cellular Market Space And Currently No Brand Recognition In The New Applications Space That We Will Be Launching

     Although our "Buy the Minute" brand is known in segments of the convenience store market as a prepaid cellular platform, it may not have market identity as a general provider of a wide range of prepaid service offerings. It may cost us substantially more than anticipated to develop the brand identity that is need for these products to drive the revenues and profitability in our plan.

     The Success Of Our Company Is Highly Dependent On First To Market With Our New Products

     There can be no assurance that our products can be developed and marketed to keep pace with the fast paced technology industry or that our products will achieve or sustain broad market acceptance. There is substantial risk that our delivery of our new products will be preceded by stronger competitive players in the market.

     If Equitel Does Not Rapidly Sign Up Significant ASPs, We May Fail To Attract Customers And Become Profitable

     We believe that a key element of success is for our new prepaid model for purchasing services attracting name brand service providers to our prepaid model and offerings. Without a wide range of services and without services with consumer brand awareness, we may fail to attract the number of our customers needed to succeed.

     We Operate In An Emerging Market

     We operate in a rapidly evolving market that is at a very early stage of development. There can be no assurance that there will not be new market entrants that introduce or develop competing products and services in this market. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for our products is new and evolving, it is difficult to predict with any assurance the size of this market and our growth rate, if any. There can be no assurance that the market for our products will develop or that demand for our products will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our products do not achieve or sustain market acceptance, our business, results of operations, and financial condition would be materially adversely effected.

     We Depend On Maintaining And Developing Business Relationships

     We have and are developing business relationships with other companies to distribute our prepaid offerings, to increase awareness of our prepaid offerings among consumers, to create revenue opportunities, and to expand the range of prepaid products and services we offer to end users. There can be no assurance that any party to a business agreement with us will perform its obligations as agreed or that any such agreement would be specifically enforceable by us. Many of our agreements for our strategic relationships may be terminated by either party on short notice or otherwise do not contain binding undertakings. The failure to maintain our existing strategic relationships, to establish additional strategic relationships, or to fully capitalize on any such relationship could have a material adverse effect on our business, results of operations and financial condition.

     A Number Of Our Business Relationships Are Based Upon Non-Binding Letters Of Intent

     A number of our business relationships are based upon non-binding letters of intent. Although management believes that most, if not all, of these agreements will be completed, there can be no assurance that these relationships will develop into contractual agreements. Even if we do enter into binding contractual agreements, there can be no assurance that our business relationships will prove profitable or beneficial to our operations.

     Our Success Depends On Our Ability To Expand Our Sales And Marketing Force

     To increase our revenue, we must rapidly increase the size and skill set of our sales and marketing force. There is intense competition for sales and marketing personnel in our business, and we may not be successful in attracting, integrating, motivating or retaining new personnel for these positions.

     Our Success Depends On The Success Of The Telecommunications Market Which Is Regulated By The FCC Which Is Constantly Changing The Rules Governing Products And Applications In This Market

     Our products and services are regulated by rules established by the Federal Communications Commission which regulates not only technology, but also content and applications that are served over communications medium. The FCC could at any time make a ruling that could adversely effect our ability to sell our products and services, which could cause us to be unable to achieve our target revenues and profits.

     Changes In Banking And Credit Laws Could Cause Increased Credit Card Distribution And Significantly Impact The Value Of Prepaid Offerings

     A large target market for our products is the credit challenged and the unbanked. If banking or credit approval changed substantially, this population could be significantly reduced, greatly affecting the value of our offerings. This could have adverse effects on our ability to achieve revenue and profitability in our plan.

     A General Economic Downturn Could Result In Customers Not Purchasing Our Products

     To the extent that the general economic condition of the United States or of certain regions in which many of our potential customers reside further decline from recent historically high levels, or to the extent customers do not expect a significant economic recovery or fear a further decline is imminent, these customers may reduce or eliminate expenditures for some or all of our products . Any decline in the general economy or concern about an imminent decline could delay decisions by prospective customers to make initial evaluations of our products. Since consumers may perceive some or all of our products as unnecessary or as a "luxury" item, we could be particularly hard hit by an economic downturn. Any reduction of or delays in expenditures would harm our business.

     Our Business Is Geographically Concentrated

     Our business is geographically concentrated in certain metropolitan areas and surrounding suburbs in various states in which we currently operate. Accordingly, the performance of our business may be adversely effected by regional or local economic conditions. Although we expect to expand our operations into regions outside our current operating area, expansion into new geographical markets requires that we invest in resources and personnel necessary to service such new regions. In order for us to expand successfully into a new area, we must make a sufficient number of installations in a new area to support the additional investment. There can be no assurance that an expansion into new geographic areas would generate operating profits.

     Our Products May, From Time To Time, Contain Design And Operational Defects, Which May Adversely Effect Our Business

     Our products are highly complex and sophisticated and could, from time to time, contain design and manufacturing defects created either by us or our suppliers that could be difficult to detect and correct. Such flaws may result in loss of or delay in market acceptance as well as diminish our reputation, credibility and relationships with our ASP partners. There can be no assurance that, despite testing by us and our suppliers, errors will not be found in our products, which errors could result in a delay in or the prevention of the applicable product from attaining broad market acceptance and thus could have a material adverse effect upon our business, financial condition and results of operations.

We Face Significant Competition And We May Not Be Able To Compete Successfully

     The market for prepaid products and services, although at an early stage of development, is very competitive, evolving and subject to rapid technological and other change. We expect the intensity of competition to increase in the future. Increased competition may result in reduced margins and loss of market share, either of which could seriously harm our business. Our competitors vary in size and in the scope and breadth of the products and services offered. Many of our current and potential competitors, especially in telecommunications products and services, have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name and brand recognition and a larger base of customers than we have. Also, an entity with significant resources may be able to enter into this market. We may not be able to compete successfully against our current and future competitors. If we are unable to compete successfully against any of our competitors, our business will be seriously harmed. In addition, in the telecommunications arena, we currently conduct business buying from some of our current and potential competitors. If any of these competitors elect to heighten the level of competition with us or do not continue to conduct business with us, our business may be adversely affected.

We May Not Be Able To Respond To Technological Changes

     In order to stay competitive, we will need to respond to technological changes affecting the delivery of prepaid goods and services. We may fail to respond to technological changes or evolving industry standards in a timely or cost-effective manner; and we may encounter capabilities or technologies developed by others that render our technologies obsolete or uncompetitive.

Government Regulation Of Our Business Could Adversely Effect Us

     Our business and our allied service provider partners of telecommunications goods and services are subject to various local, and state statutes, ordinances, rules, and regulations concerning zoning, resource allocation (cellular band allocation), consumer protection, and similar matters. Our business may be affected by delays in government decisions on technology issues related to the telecommunications industry. Such delays generally relate to cellular spectrum issues.

Government Regulation Of Companies With Which We Have Alliances Or Relationships May Adversely Effect Us

     Some of the service and content providers with which we have or may seek alliances or relationships, including providers of voice, video and Internet services, are, or may be subject to extensive regulation and oversight, including by the Federal Communications Commission ("FCC"). Changes in applicable regulations that affect regulated industries or providers could materially adversely effect our business, financial condition or results of operations. In addition, there can be no assurance that the FCC or other governmental authorities will not adopt regulations that make our products or technology unattractive to these industries or providers or with which we cannot comply due to technological or cost constraints.

Failure To Properly Manage Growth Could Adversely Effect Our Business

     In order to implement our strategy, we believe that we will have to grow rapidly. Rapid growth may strain our management, financial and other resources. To manage any future growth effectively, we must expand our sales, marketing and network infrastructure support organizations, invest in development of enhancements to existing products that meet changing customer needs, integrate new personnel and manage expanded operations.

Loss Of Key Personnel Could Adversely Effect Our Business

     Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, principally Mary Walker, Chief Executive Officer and President, Charles Herskowitz, Chief Technology Officer, Rod Santomassimo, Chief Operating Officer, James Dufort, Vice President of Engineering and Ken Lucas, Vice President of Marketing. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. The loss of one or more of such persons would have a material adverse affect on us.

We Must Hire And Retain Skilled Personnel In A Tight Labor Market

     Qualified personnel are in great demand throughout the technology industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel and other senior personnel. It is key for us to retain our technical team who over the past four (4) years has built the back-end technology that is the foundation of our current and future products. Our failure to retain and/or additional technical personnel that are integral to our direct sales, development and services teams may limit the rate at which we can generate sales and develop new products or product enhancements. Furthermore, we are located in the Research Triangle Park area of North Carolina where the competition for highly trained professionals often is extremely competitive. Our ability to attract these individuals will greatly impact our business.

Our Business Could Be Adversely Effected As A Result Of Future Acquisitions

     Although we currently are not in negotiations to do so, we may find it necessary or useful to acquire other businesses. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business into our existing business. Further, completing a potential acquisition and integrating an acquired business causes significant diversion of management time and resources. Any acquisition involves the risk that the assets acquired may be less valuable than expected and/or that we may assume unknown and unexpected liabilities, costs and problems for which we may have insufficient indemnification protection. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, your equity interest in our company could be significantly diluted. If we were to proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash, to consummate any such acquisition. Acquisition financing may not be available on favorable terms, or at all. In addition, we may be required to amortize additional goodwill and other intangible assets in connection with future acquisitions. This amortization would impact our future earnings and could harm our business.

Our Success Depends On Our Ability To Protect Our Proprietary Technology

     We believe that our success will depend to a significant degree upon our proprietary technology and our ability to protect the proprietary aspects of our products. Although we intend to file a number of patent applications on various technologies in the United States, to date no patents have been issued. There can be no assurance that we will file any patent applications or that any patent will issue from any pending and/or future application. Furthermore, there can be no assurance that any patent that issues from a pending application will not subsequently be invalidated for any of a variety of reasons. Otherwise, existing United States laws afford only limited intellectual property protection. We do not intend to rely primarily on patents to protect our technology. Rather, we will rely on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical measures to protect our proprietary technology. To the extent feasible or appropriate, we intend to enter into confidentiality agreements with our employees, as well as with companies with which we have strategic relationships, and intend to limit access to and distribution of our technology, documentation and other proprietary information. However, there can be no assurance that the steps we intend to take in this regard will be adequate to deter misappropriation or independent third-party development of our technology. There can be no assurance that third parties will not assert infringement claims against us in the future or that any such assertion will not result in costly litigation or require us to obtain a license to use the intellectual property of third parties. There can be no assurance that such licenses will be available on reasonable terms, or at all. Any infringement claims resolved against us could have a material adverse effect on our financial condition or results of operations. There can also be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

     We are seeking to register our Buy the Minute trademark with the United States Patent and Trademark Office. However, there can be no assurance that we will be successful in doing so. If our applications to register one or more of our trade and service marks is not accepted, our name recognition may be limited and our business may be adversely affected.

Our Business Could Be Adversely Effected If Our Products Fail To Perform
Properly

     Hardware products such as ours may contain undetected errors or "bugs," which result in product failures, or failure to perform in accordance with customer expectations. Despite our efforts, our products may also be susceptible to bugs or performance degradation. Despite testing, we cannot be certain that errors will not be found in current versions, new versions, or enhancements of our products. Performance problems could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, adverse publicity, diversion of development resources, claims against us by customers or injury to our reputation.

We Depend On Continuing Product Development

     The market for our products is characterized by rapidly changing technology, evolving industry standards and new product introductions. Our future success will depend in part upon our ability to enhance existing products and to develop and introduce new or enhanced products to meet changing industry and consumer requirements. There can be no assurance that we will be able to avoid the obsolescence of our products due to rapid technological change and evolving industry standards. In general, the development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends, as well as precise technological execution. We may experience in the future design, development, implementation or other difficulties that could delay or prevent our introduction of new or enhanced products. These delays could cause our expenses to increase and our revenues to decline. In addition, because technical innovations and enhancements are inherently complex and require long development cycles, we will have to incur most research and development expenses before the technical feasibility or commercial viability of enhanced or new products can be ascertained. Our revenues from future or enhanced services may not be sufficient to recover our associated development costs.

We Depend On Continued Growth In Use Of The Telephony Products And The Internet for Pre-Paid Electronics Commerce

     Our success is highly dependent upon continued growth in the use of telephony products and the Internet generally and in particular as a medium for entertainment, information services, and commerce on a pre-paid basis. Use of the Internet and other media to conduct electronic commerce by consumers on a pre-paid basis is at an early stage of development, and market acceptance of the Internet as a pre-paid medium for entertainment, information services, and commerce is subject to a high level of uncertainty. The rapid growth of global commerce and the exchange of information on telephony products and the Internet and other online services is new and evolving, making it difficult to predict whether the Internet will prove to be a viable pre-paid commercial marketplace. We believe that our ability to sell equitel products will require the development and widespread acceptance of telephony devices and the Internet and online services as a medium for entertainment, information services and commerce on a pre-paid basis, especially by our targeted demographic groups. There can be no assurance that telephony devices and the Internet will be a successful channel for these purposes. Consumer concern over Telephonic and Internet privacy and security has been, and may continue to be, a barrier to commercial activities. The used of a variety of telephonic devices and the Internet have and are expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the telecommunications and Internet infrastructure will continue to be able to support the demands placed on it by sustained growth.

Certain Portions Of Our Targeted Demographic Group May Be Extremely Price Sensitive In Its Use Of Goods And Services

     Our customer base includes individuals who are credit challenged and may have low incomes. Many of these individuals are often very sensitive to pricing and changes in pricing. If our prices are too high, we may lose business.

Our Inability To Keep Up With A Rapidly Evolving Electronic Commerce Industry May Jeopardize Our Success

     The electronic commerce industry is characterized by rapid technological developments, evolving industry standards, changes in user and customer requirements, frequent new service and product introductions and enhancements. The introduction of services or products embodying new technologies or the emergence of new industry standards and practices could render our existing products and proprietary technology obsolete and unmarketable or require significant unanticipated investments in product development. Our performance will depend, in part, on our ability to enhance our existing technology, expand our product and service offering, develop new features that address the increasingly sophisticated and varied needs of consumers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. There can be no assurance that we will be successful in adapting or enhancing our products and proprietary technology to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to technological developments, evolving industry standards, changing market conditions, or customer requirements, or if our products do not achieve market acceptance, our business, results of operations, and financial condition would be materially adversely effected.

Electronic Commerce Security Risks

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Electronic commerce relies on various security measures, including encryption and authentication technology, to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the current means and methods used to protect customer transaction data. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in Internet or telephony based commerce. In particular, concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of Internet and wireless based commercial transactions. To the extent that our activities or third party service providers involve the storage and transmission of financial and personal information, security breaches could expose us to a risk of loss or litigation and possible liability. There can be no assurance that security measures will prevent security breaches or that failure to prevent such security breaches would not have a material adverse effect on our business, results of operations, and financial condition.

We May Be Liable For The Improper Retrieval Of Information

     Due to the fact that materials may be downloaded from Web sites operated by us or our allied service providers and may be subsequently distributed to others, there is a potential that claims will be made against us for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of such materials. Such claims have, for example, been brought, sometimes successfully, against online service providers in the past. In addition, we could be subject to liability with respect to content that may be accessible using our technology or through our Web sites or third party Web sites or from those of our allied service providers. For example, claims could be made against us if material deemed inappropriate for viewing by children could be accessed using our technology or through our Web sites or from those of our allied service providers. Any claims of this type could expose our company to potentially significant liability and defense costs.

The Government May Choose To Further Regulate Telecommunications And Internet Business In The Future

     We are subject, both directly and indirectly, to various laws and government regulations relating to our business. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services, the Internet or via wireless devices. However, due to the increasing popularity and use of commercial online services, the Internet and wireless devices, it is possible that a number of laws and regulations may be adopted with respect to commercial online services, the Internet or wireless devices. Such laws and regulations may cover issues such as user privacy, pricing and characteristics and quality of products and services. Moreover, the applicability to commercial online services, the Internet and wireless devices of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain and could expose us to substantial liability.

Electronic Commerce Operations May Be Subject To Sales Or Use Tax In The Future

     Taxing authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet and wireless commerce. New state tax regulations may subject electronic businesses to additional state sales and income taxes. If new taxes are imposed on electronic commerce, it may adversely affect the cost and availability of Internet services and the resulting demand for new products and the services of our allied providers.

     Many of our corporate actions will be substantially controlled by our principal stockholders regardless of the opposition of other investors

We Are Listed On The OTC Bulletin Board, Which Can Be A Volatile Market

     Our common stock is quoted on the OTC Bulletin Board, a NASD sponsored and operated quotation system for equity securities. The OTC Bulletin Board was introduced as an alternative to the NQB Pink Sheets for trading over-the-counter securities. It is a more limited trading market than the Nasdaq SmallCap, and timely, accurate quotations of the price of our common stock may not always be available. You may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

     Our common stock may be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act of 1934, as amended, if the price of our common stock remains below $5.00 per share. Under such rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors, must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the SEC defines a penny stock as any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirement could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market. The price of our common stock was $0.95 as of April 30, 2002.

Provisions In Our Charter Or Agreements May Prevent Or Delay A Change Of Control

     Provisions in our Certificate of Incorporation and By-Laws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change of control that a stockholder may consider favorable. For instance, certain provisions of our Certificate of Incorporation and By-Laws, and the significant amount of common stock held by our executive officers, directors and affiliates, could together have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management. In addition, our Board of Directors may issue up to 5,000,000 shares of preferred stock and may determine the price and the terms, including preferences and voting rights, of those shares without stockholder approval. Although we have no current plans to issue any shares of our preferred stock, any such issuance could, among other things:

     . discourage bids for our common stock at a premium over the market price;
       or

     . adversely effect the market price of, and the voting and other rights of the holders of, our common stock; or

     . have the effect of delaying, deferring or preventing an acquisition or a change in control of equitel.

No Dividends

     The Company does not intend to pay cash dividends on its capital stock in the foreseeable future. The Company currently intend to retain all earnings, if any, for the development of its business.

Concentration Of Ownership By Lancer

     Lancer Partners, Limited Partnership, Capital Research, Ltd., Alpha Omega Group, Inc. and Lancer Offshore, Inc. (the "Lancer Group") own of record in the aggregate approximately 27,958 shares of common stock, representing approximately 66% of our outstanding common stock. The Lancer Group also has rights to acquire additional stock upon the conversion of outstanding debt, at a conversion price of $.50 per share. As a result, the Lancer Group may exercise control over the Company and all matters requiring approval by our stockholders. These matters include the election of directors and the approval of mergers or other business combination transactions. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also discourage, delay or prevent a third party from acquiring us, which could have an adverse effect on our stock price.

Preferred Stock

     The Company is authorized to issue up to 5,000,000 shares of preferred stock, of which no shares of preferred stock are issued and outstanding. Such authorized shares of preferred stock may be issued with such designations, rights and preferences as may be determined from time to time by the Company's Board of Directors. Accordingly, the Company's Board of Directors is empowered, without shareholder approval, to issue preferred stock and dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company has no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Letter of Credit

Because of our financial position and other factors, we must provide letters of credit to common carriers from whom we buy telecommunication network access for resale. This increases our operating costs. One of the issuer of a letter of credit has a security interest in all of our assets.

                           Part II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES.

     In January and February 2002, the Company sold 137,835 shares of common stock for $202,156 to accredited investors in transactions not involving a public offering and, consequently, exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and the regulations thereunder. No commissions were paid. The facts the Company relied on determining the availability of an exemption from registration include (i) the investors were accredited investors and (ii) no general solicitations or general advertisements were made in connection with the transactions.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In February 2002 the Company's stockholders approved by written consent an amendment to the Company's Certificate of Incorporation to change the Corporation's name from "Wolfpack Corporation" to "equitel, inc." Information about the written consent and name change can be found in our Definitive Information Statement on
Schedule 14C filed on March 22, 2002.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     Exhibit
      Number                        Description of Exhibit
     -------                        -----------------------

       4.2 Wolfpack Corporation Senior Subordinated Convertible Promissory Note No. 3, dated February 25, 2002 in the amount of $700,000 Payable to Lancer Offshore, Inc.

     (b) Reports on 8-K/A.

            None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    equitel, inc.
                                    -------------
Date:   May 20, 2002                By: /s/ Mary Walker
        ------------                    --------------------------
                                    Mary Walker
                                    Chief Executive Officer

Date:   May 20, 2002                By: /s/ E. Eugene Whitmire
        ------------                    --------------------------
                                    E. Eugene Whitmire
                                    Chief Financial Officer