Form 10KSB/A
period 2001-12-31
EQUITEL  INC
filed 2002-05-30
CIK 1085258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO _____________________

                         (COMMISSION FILE NO.) 000-26479


                                  equitel, inc.
                  ---------------------------------------------
                  NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                DELAWARE                                    56-2086188
       ---------------------------                          ----------
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

  4021 Stirrup Creek Drive, Suite 400, Durham, NC              27703
---------------------------------------------------       ---------------
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 2,594,000.

The aggregate market value of the registrant's Common Stock held by non-affiliates as of May 20, 2002 was approximately $9,198,473, computed by reference to the closing sale price of the Common Stock of $ 1.10 per share on such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 20, 2002, there were 37,155,970 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [_]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
        THE EXCHANGE ACT

The following table shows certain information about each of our officers and directors.

Name                     Age       Position
----                     ---       --------

Peter L. Coker, Sr.      59        Director and Board Chairman

Mary Walker              42        Director, Chief Executive Officer and
                                   President

Rod N. Santomassimo      38        Chief Operating Officer and Secretary

Mark W. Hahn             39        Chief Financial Officer

Charles Herskowitz       32        Chief Technology Officer

     Directors of the Company serve for a one year term or until their successors are elected. Officers are appointed by, and serve at the pleasure of the Board of Directors. The Directors and Executive Officers are as follows:

     . Mary E. Walker is President, Chief Executive Officer and Director of the Company. Ms. Walker became our and President in January 2002 and our Chief Executive Officer in May 2002. She is a seasoned executive with 20 years of leadership experience focused in technology companies ranging from start-up to large corporate environments. Her diverse functional management positions, including software and hardware development, finance, marketing, manufacturing and service delivery, have provided a solid platform for successful corporate executive positions. As President of equitel, Ms. Walker is responsible for establishing the strategic direction and execution plan that will lead equitel to the next plateau in its corporate evolution. From March 2001 to December 2001 she acted as an independent business consultant from several venture capital firms including Adam Street Partners and Research Triangle Ventures. From 1997 to February 2001, Ms. Walker served as president and chief executive officer of Home Director, Inc., a business she founded inside IBM and later spun out as an independent company. Prior to that, from 1982 to 1999 she held numerous senior management positions throughout IBM and has regularly provided business and technical consulting for numerous venture capital firms. Ms. Walker holds a bachelor's in engineering from Duke University and a Masters in engineering and an MBA from Stanford University.

     . Charles Herskowitz is Chief Technology Officer. Charles Herskowitz has more than 10 years of experience in networking and telecommunications engineering and design. He joined equitel in August 1998 as Vice President of Engineering and was primarily responsible for the design, development and implementation of ePRIMETM. As Chief Technical Officer, Mr. Herskowitz pursues technology development opportunities and oversees the integration of new platforms into the Company's technology set. From 1996 to 1998, he was the System Engineer for ReadyCom Inc., based in Chapel Hill, N.C., where he was responsible for design, integration and deployment of one of the nation's first systems for voice paging over the cellular network. During 1998 Mr. Herskowitz also has served as Senior Software Engineer for IBM and Seagate Software on several large-scale network management applications with global development teams and distribution efforts. He was Chief Architect for Onion Peel Software where he led the development team for the company's entire software product line. He holds a BA degree in computer science and English from New York University.

     . Rod Santomassimo is Chief Operating Officer. Rod Santomassimo has extensive experience in management, contract negotiations and financial analysis. Since joining equitel in September 1999, he has been instrumental in the operational implementation of the Company's new alliances, including CellStar and Western Union, as well as its e-commerce site, www.wearecellular.com. From 1996 to 1999, Mr. Santomassimo was previously Chief Operating Officer of The Lundy Group, a regional, commercial real estate development firm in Raleigh, N.C., where he was responsible for operational management and business development. In a four-year stint as President of JVR Realty Advisors, Inc., a Florida-based consulting firm, Mr. Santomassimo doubled annual revenues and tripled the firm's client base each year. Earlier in his career, Mr. Santomassimo was an associate with Andersen Consulting's New York Metropolitan division. During his tenure, he oversaw the design and implementation of a back office clearing operation for a European-based securities firm. He holds a BS degree in commerce from Washington & Lee University and an MBA from Duke University.

     . Mark W. Hahn is the Chief Financial Officer of the Company. Mr. Hahn joined equitel, inc. as CFO on May 22, 2002. From February 2001-April 2002 Mr. Hahn was the CFO, Secretary and Treasurer of Performaworks, Inc., an enterprise software development company. From October 1996-February 2001, he was CFO, Secretary and Treasurer of Charles & Colvard, Ltd. (NASDAQ: CTHR), manufacturer and marketer of moissanite gemstones. From January 1984-October 1996 Ernst & Young, LLP, in various capacities including most recently as Senior Manager in the Entrepreneurial Services practice. He is a licenced CPA in Maryland, a member of American Institute and Maryland Association of CPA's.

          He Graduated with honors from the University of Wisconsin-Milwaukee, with a BBA in Accounting and Finance, in December 1983.

     . Peter Coker is Chairman of the Board of Directors of the Company. Currently, Mr. Coker is managing partner of Tryon Capital LLP. From 1968 to 1977, Mr. Coker was Assistant Vice President/Investment Officer of Bethlehem Steel Corporation with investment responsibilities for their self-managed one billion dollar pension fund. From 1977 to 1978, Mr. Coker was a Senior Investment Officer at McGlinn Investment Services, Reading, Pennsylvania. Mr. Coker founded American Asset Management Company, Inc. (New York) in 1978. As President, he built the investment advisory firm to approximately $500 million under management which included equity and debt management as well as hedging currency risks for foreign clients. Mr. Coker has been a Partner and Senior Managing Director of Capital Investment Partners, LLC, an investment banking firm in Raleigh, NC since 1996. He is currently Managing Director of Tryon Capital, LLC. He currently sits on the boards of directors of RemoteLight, Inc., e-trials, Inc. CompuPrint, Inc. and The North Carolina State University Investment Fund. He is also a member of the New York Society of Security Analysts.

Compliance with Section 16(a) of the Exchange Act.

     To the best of our knowledge, no officers, directors, beneficial owners of more than ten percent (10%) of any class of our equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to
Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

     The following table shows compensation earned during the fiscal year ended December 31, 2001, 2000, and 1999 by the Chief Executive Officer and the executive officers who earned $100,000 or more in 2001.

                           Summary Compensation Table

                                                                                                      Long Term Compensation
                                                                                                      ----------------------
                                           Annual Compensation                       Awards                          Payouts
                                           -------------------                       ------                          -------

      Name                                              Other Annual       Restricted        Securities        LTIP     All Other
Principal Position        Year  Salary ($)  Bonus ($)  Compensation($)  Stock Awards ($)  Options/SARs (#)  Payouts($)  Comp.($)
------------------        ----  ----------  ---------  ---------------  ----------------  ----------------  ----------  --------
Anthony W. Cullen         2001    $176,727     N/A           N/A               N/A             N/A             N/A         N/A
 CEO (1)                  2000    $242,088     N/A           N/A               $45             926,079         N/A         N/A
                          1999    $227,500     N/A           N/A               N/A             N/A             N/A         N/A


Peter L. Coker, Sr.       2001         -0-     N/A           N/A               N/A             N/A             N/A         N/A
 Chairman of the Board    2000    $  7,000     N/A           N/A               N/A             N/A             N/A         N/A
                          1999         -0-     N/A           N/A               N/A             N/A             N/A         N/A

Earl E. Whitmire          2001    $118,933     N/A           N/A               $15             159,071         N/A         N/A
 CFO, Treasurer (2)       2000    $2,083       N/A           N/A               N/A             N/A             N/A         N/A
                          1999    N/A          N/A           N/A               N/A             N/A             N/A         N/A


Rod Santomassimo          2001    $121,304     $35,000       N/A               N/A             353,860         N/A         N/A
 COO, Secretary           2000    $125,038     N/A           N/A               $15             73,945          N/A         N/A
                          1999    $27,500      N/A           N/A               N/A             N/A             N/A         N/A


Charles Herskowitz        2001    $121,301     $35,000       N/A               N/A             353,860         N/A         N/A
 CTO                      2000    $129,288     N/A           N/A               $15             92,293          N/A         N/A
                          1999    $103,041     N/A           N/A               N/A             N/A             N/A         N/A

---------------
     (1)  Mr. Cullen resigned from the Board of Directors effective May 2, 2002.
     (2)  Mr. Whitmire's employment with the Company terminated on May 20, 2002.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Security Ownership of Certain Beneficial Owners

The Following information relates to those persons known to the Corporation to be the beneficial owner of more than five percent (5%) of the Common Stock, par value $.001 per share, the only class of voting securities of the Corporation outstanding as of May 20, 2002.

                    Name and Address of            Amount of          Percentage of
Title of Class      Beneficial Owner          Beneficial Ownership      Class (1)
------------------------------------------------------------------------------------
Common Stock        Alpha Omega Group, Inc.         31,726,087 (2)         75%


Common Stock        Capital Research, Ltd           31,726,087 (2)         75%


Common Stock        Lancer Offshore, Inc.           31,726,087 (2)         75%


Common Stock        Lancer Partners, Limited        31,726,087 (2)         75%
                    Partnership

---------------
(1) Based on 37,155,970 shares issued and outstanding and includes, for purposes of determining the number of shares beneficially owned and percentage of class, that $2,243,271 of principal and interest accrued through June 30, 2002 on notes held by Lancer Partners, Limited Partnership and Lancer Offshore, Inc. ("Lancer Notes") are converted into 4,486,542 shares and 382,571 shares that are issuable as a lending fee under the notes issued in 2002 are issued.

(2) Alpha Omega Group, Inc., Lancer Partners, Limited Partnership and Lancer Offshore, Inc. ("Lancer Group") are affiliates and all shares of common stock collectively beneficially owned by such entities are reflected for each entity; however, nothing herein is an admission by any member of the Lancer Group that such member is the beneficial owner under Section 13(d) of any securities owned by the other members of the Lancer Group. Michael Lauer is the sole shareholder of Alpha Omega Group and acts as investment manager of Lancer Offshore and Lancer Partners. Alpha Omega Group owns of record 3,704,867 shares of common stock, Lancer Offshore owns of record 17,763,317 shares of common stock and Lancer Partners owns of record 5,388,790 shares of common stock. An additional 4,486,542 shares of common stock are issuable upon conversion of $2,243,271 of Lancer Notes and 382,571 shares issuable under the Lancer Notes issued in 2002 as a lending fee; these shares are included in the total shares beneficially owned by the Lancer Group. The principal amount of the Lancer Notes is $2,150,000 and the amount of outstanding principal and interest through June 30, 2002 is $2,243,271. Capital Research, Ltd. owns of record 1,101,378 shares of common stock; Capital Research, Ltd. is controlled by Bruce Cowen, who provides consulting services to Lancer affiliated companies. Shares held by Capital Research, Ltd. are excluded from this table.

Security Ownership of Management

     The number of shares of Common Stock of the Corporation owned by the Directors and Executive Officers of the Corporation as of May 20, 2002 is as follows:

                    Name and Address of           Amount and Nature of     Percentage of
Title of Class      Beneficial Owner              Beneficial Ownership     Class *
----------------------------------------------------------------------------------
Common Stock        Peter L. Coker, Sr.                   835,000 (1)        2.2%
                    4021 Stirrup Creek Drive
                    Suite 400
                    Durham, NC 12404

Common Stock        Mary E. Walker                        --      (2)         **
                    4021 Stirrup Creek Drive
                    Suite 400
                    Durham, NC 12404

Common Stock        Rod Santomassimo                      353,511 (3)         **
                    4021 Stirrup Creek Drive
                    Suite 400
                    Durham, NC 12404


Common Stock        Charles Herskowitz                    364,671 (4)         **
                    4021 Stirrup Creek Drive
                    Suite 400
                    Durham, NC 12404

Common Stock        All Officers and Directors          1,635,165            4.2%
                    as a Group (5)


   * Based on 37,155,970 shares issued and outstanding and, for purposes of calculating percentage of class held by a listed person, includes shares that may acquired within 60 days upon the exercise of options by that person, but not be any other person.
   ** Less than 1%.
      (1)  Includes shares in the name of Susan H. Coker, Mr. Coker's spouse.
      (2) Excludes 2,000,000 shares that are issuable under options that vest in equal increments on December 31, 2002, December 31 2003 and December 31, 2004. Also excludes 705,882 shares issuable under options the board intends to grant upon the accomplishment of certain goals.

     (3) Includes 353,326 shares issuable upon the exercise of stock options and 185 shares held of record.
     (4) Includes 369,486 shares issuable upon the exercise of stock options and 185 shares owned of record.
     (5)  Includes 1,471,477 shares issuable upon the exercise of stock options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about us since September 28, 2001. Pursuant to a Stock Purchase
     ---------------------------------------------
Agreement dated September 28, 2001, among the Company, equitel holdings, Alpha Omega Group, Inc ("Alpha"), Capital Research, Ltd. ("Research"), Lancer Partners, Limited Partnership ("Partners") and Lancer Offshore ("Offshore", and together with Alpha and Partners shall sometimes hereinafter be referred to as the "Lancer Group") the Lancer Group and Capital Research, Ltd. (i) sold ninety-four percent (94%)of the outstanding common stock of equitel holdings in exchange for 11,825,936 shares of our common stock (the "Reverse Acquisition"). In addition, pursuant to a Note Exchange, restructure and Conversion Agreement between Wolfpack and the Lancer Group dated September 28, 2001 (the "Note Agreement"), the Company assumed $7,098,701 aggregate principal amount of outstanding indebtedness of equitel holdings, which indebtedness and accrued interest thereon amounting to $8,025,337 was converted into 16,050,674 shares of common stock on December 11, 2001.

     The Lancer Partners and Lancer Offshore loaned the Company an aggregate additional $850,000 on December 11, 2001, and Lancer Offshore loaned the Company $600,000 on February 11, 2002, $100,000 on February 25, 2002, $200,000 on March
28, 2002, and $400,000 on April 15, 2002. These loans are evidenced by notes bearing 12% interest that mature on the later of the sale by the Company of $1,500,000 of equity or, depending on the note, March 11, 2002, May 25, 2002 or June 25, 2002. The notes dated December 2001 call for the aggregate issuance of 250,000 shares and the notes dated in 2002 call for the aggregate issuance of 382,571 shares, in each case, as additional compensation for the extension of credit. These notes are convertible at the election of the holder into shares of common stock. The number of shares into which these notes are convertible is equal to the amount of unpaid principal and interest accrued on the notes divided by the conversion price of $0.50 per share. We anticipate that as of June 30, 2002, the Company will owe an aggregate of $2,243,271 under these notes and if all of these notes were converted in full as of such date, approximately 4,486,542 shares of common stock would be issuable the holders of the notes upon conversion.

     Information about equitel holdings, inc. (formerly known as equitel, inc.),
     ---------------------------------------------------------------------------
our accounting predecessor, prior to September 28, 2001. In May 2000, the Lancer
-------------------------------------------------------
Group transferred certain business assets they had acquired from Teledata World Services, Inc. ("TWOS") to equitel wireless, inc. (then known as equitel communications corporation, inc., "ecc") in exchange for the issuance of new equity and debt to them by equitel holdings, inc. (then known as equitel, inc.). These assets had been acquired by the Lancer Group from TWOS in a foreclosure and debt restructure. These assets included $1,374,011 in receivables and $120,069 in fixed assets and intellectual property. In connection therewith, TWOS exchanged its remaining minority interest in ecc for

272,000 shares of ecc's parent corporation, equitel holdings, inc. (then known as equitel, inc). As a result, ecc became a wholly owned subsidiary of equitel holdings, inc.

     During 2000, the Company issued several subordinated convertible notes to various Lancer entities. One note with an approximate balance of $685,000 at December 31, 2000, carried an interest rate of 9%. The other notes, with a collective approximate balance of $2,675,000 at December 31, 2000, carried an interest rate of 10%. The amount of these notes, along with additional credit extended in 2001, is included in $7,098,701 principal amount rolled into the September 28, 2001 Note Agreement, described above, and subsequently converted into 16,050,674 shares of common stock as of December 11, 2001.

     Information about Wolfpack prior to September 28, 2001. Joseph Campagna, a
     ------------------------------------------------------
former Director who resigned as of November 1, 2001, loaned the Company $981,000 in 2001. Mr. Campagna has agreed in principle to convert those shares into shares of common stock in the next equity financing.

     During 2000, we issued 3,600,000 shares of our common stock in a private placement pursuant to Rule 506 of the Securities Act at a price of $0.25 per share. The total proceeds to the Company from this offering were $900,000. 600,000 of these shares were sold to Joseph F. Campagna, a former Director of the Company, who served from April 2001 to November 2001.

     On March 31, 2000, we acquired all of the stock of JetCo in exchange for 10,241,170 shares of our common stock. In this transaction, our former President, William Evans, received 8,691,170 shares of our common stock. During 2000, William Evans contributed computer software with an estimated fair value of $450,000 to the Company. The software was developed by Mr. Evans. Also during 2000, Peter L. Coker, Sr. (who is a Director and Chairman of the Company) lent the Company $96,000 and this amount is carried as a debt of the Company.

     In conjunction with the acquisition of JetCo, we chose to concentrate our efforts on our telecommunications business. Accordingly, on September 30, 2000, we sold AAM and Dina Porter to Susan H. Coker (who was the Secretary of the Company at the time, but is no longer an officer) and Peter L. Coker, Sr. (who is a Director and Chairman of the Company). Under the terms of the Agreement, Mr. and Mrs. Coker acquired all of the shares of common stock of Dina Porter and AAM in exchange for the assumption of all of our guarantees for the obligations of Dina Porter and AAM and 5,000 shares of our common stock.

ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

   Exhibit                        Description of Exhibit
   Number                        ----------------------
   ------

     2.1 Stock Purchase Agreement, dated September 28, 2001 by and among Alpha Omega Group, Inc., Capital Research, Ltd., Lancer Offshore, Inc., Lancer Partners, Limited Partnership (Note 1)

    3.1.1      Amendment to Certificate of Incorporation (Note 2)

    3.1.2      Amendment to Certificate of Incorporation (Note 3)

    3.1.3      Certificate of Incorporation (Note 4)

     3.2       Bylaws (Note 4)

     4.1       Form of Common Stock Certificate (Note 4)

     4.2 Senior Subordinated Convertible Promissory Note No. 1, dated as of September 28, 2001 by Wolfpack Corporation in the principal amount of $4,683,701.00 in favor of Lancer Offshore, Inc., Due March 31, 2003 (filed herewith)

     4.3 Senior Subordinated Convertible Promissory Note No. 2, dated as of September 28, 2001 by Wolfpack Corporation in the principal amount of $2,415,000.00 in favor of Lancer Partners, Limited Partnership, Due March 31, 2003 (filed herewith)

     4.4 Wolfpack Corporation Senior Subordinated Convertible Promissory Note No. 1, dated December 11, 2001 in the amount of $500,000 Payable to Lancer Offshore, Inc. (filed herewith)

     4.5 Wolfpack Corporation Senior Subordinated Convertible Promissory Note No. 2, dated December 11, 2001 in the amount of $350,000 Payable to Lancer Partners, Limited Partnership (filed herewith)

     10.1 Common Stock Purchase Agreement by and between Wolfpack Corporation and Jetco Communications Corporation dated as of January 13, 2000 (Note5)

     10.2 Common Stock Purchase Agreement by and between Wolfpack Corporation and Jetco Communications Corporation dated as of March 31, 2000 (Note 5)

     10.3 Common Stock Purchase Agreement by and among William W. Evans, Ira A. Hunt, Jr., John Patrick Wellington, Michelle Maidenberg and Wolfpack Corporation dated as of March 31, 2000 (Note 5)

     10.4 Stock Purchase Agreement dated as of October 1, 2000 by and among Susan H. Coker, Peter L. Coker, Sr. and the Registrant (Note 6)

     10.5 Stock Purchase Agreement dated as of January 29, 2001 by and among the Registrant, Basic Phone, Inc., Warren J. Landry, Jr., Sonda J. Landry, Shari Ernst, Chad Kibodeaux, Christopher Kovatch and Tara Greenwood (Note 7)

     10.6 Note Exchange, Restructure and Conversion Agreement dated as of September 28, 2001 by and among equitel, inc., Wolfpack Corporation, Lancer Partners, L.P., and Lancer Offshore, Inc. (filed herewith)

     10.7 Debt Conversion Agreement by and among Wolfpack Corporation, Lancer Offshore, Inc. and Lancer Partners, Limited Partnership, dated as of December 11, 2001 (filed herewith)

     10.8 Form of Employment Agreement for Rod Santomassimo and Charles Herskowitz (filed herewith)

      21       List of Subsidiaries

--------------------------------------------------------------------------------

    Note 1 Incorporated by reference to the Registrant's Current Report on Form 8-K filed October 15, 2001

    Note 2 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed on April 17, 2002

    Note 3 Incorporated by reference to the Registrant's Definitive Information Statement filed August 24, 2001

    Note 4 Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed June 23, 1999

    Note 5 Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 21, 2000

    Note 6 Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed on April 20, 2001

    Note 7 Incorporated by reference to the Registrant's Current Report on Form 8-K filed May 10, 2001



       (b)     Reports on Form 8-K: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 2002.


                                                  equitel, inc.


                                                  By:   /s/ Mary Walker
                                                     -----------------------
                                                        Mary Walker
                                                        CEO and President



         Signature                         Title                      Date
         ---------                         -----                      ----

     /s/ Mary Walker          CEO and President (principal
---------------------------   executive officer) and Director     May 30, 2002
        Mary Walker

     /s/ Peter Coker
---------------------------         Chairman and Director         May 30, 2002
     Peter L. Coker, Sr.

     /s/ Mark Hahn            Chief Financial Officer (principal
---------------------------        financial and accounting       May 30, 2002
       Mark W. Hahn                        officer)