Form 10QSB
period 2002-06-30
EQUITEL  INC
filed 2002-09-23
CIK 1085258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark  One)

          [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  quarterly  period  ended  June  30,  2002

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For  the  transition  period  from  __________  to  __________


          Commission  file  number  000-26479__________


                                       EQUITEL, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Delaware                            56-2086188
     --------------------------------     --------------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)


                       4021 Stirrup Creek Drive, Suite 400
                    Research Triangle Park, Durham, NC 27703
                   -------------------------------------------
                    (Address of principal executive offices)


                                 (919) 419-5600
                          -----------------------------
                           (Issuer's telephone number)


                              WOLFPACK CORPORATION
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     37,155,970 common stock issued and outstanding; par value $.001 per share at May 20, 2002

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [x]


                                  EQUITEL, INC.

                  JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

          Special  Note  Regarding Forward Looking Statements . . . . . . . . .3

                         PART I -- FINANCIAL INFORMATION

Item  1.  Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . .4

Item  2.  Management's  Discussion  and  Analysis . . . . . . . . . . . . . . 10

                          PART II -- OTHER INFORMATION

Item  5.  Other  Information  -  Discontinuance  of  Operations;  Changes  in
           Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Item  6.  Exhibits  and  Reports  on  form  8-K . .  . . . . . . . . . . . . .14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, discuss financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis".

In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

                         EQUITEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                   June  30,  December  31,
                                                     2002         2001
                                                     ----         ----
                                                               (unaudited)

                                     ASSETS



Current Assets:
  Cash and cash equivalents                     $  254,287   $  194,120
  Accounts receivable (net of allowance for
     doubtful accounts of $49,609 and $87,368)      50,718       61,623
  Inventories                                        3,871      205,510
  Prepaid expenses and other current assets          2,193      246,868
                                                ----------   ----------
     Total current assets                          311,069      708,121

Property and equipment, net                         24,319      307,423
                                                ----------   ----------
Other Assets:
  Restricted cash and deposits                           -      216,475
  Intangible assets, net                                 -      198,746
                                                ----------   ----------
     Total other assets                                  -      415,221
                                                ----------   ----------

Total Assets                                    $  335,388  $ 1,430,765
                                                ----------   ----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses        $ 1,986,977  $ 2,092,344
  Liabilities to customers                       1,317,535    1,334,220
  Related party notes payable, net               2,600,000      649,889
  Net current liabilities of discontinued
    operations                                   2,628,000    2,253,000
                                                ----------   ----------
    Total Current Liabilities                    8,532,512    6,329,453
                                                ----------   ----------


Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock, $.001 par value, 1,000,000
    shares authorized; no shares issued and
    outstanding                                         -            -
  Common stock, $.001 par value authorized
    100,000,000 shares; 37,786,960 and
    36,913,814 shares issued and outstanding
    at June 30, 2002, and December 31, 2001        37,787       36,914
  Additional paid-in-capital                   28,998,633   28,861,671
  Earnings deficit                            (37,233,544) (33,797,273)
                                                ----------  ----------
    Total Stockholders' Equity (Deficit)       (8,197,124)  (4,898,688)
                                                ----------  ----------
Total Liabilities and Stockholders' Equity     $  335,388   $1,430,765


The accompanying notes are an integral part of these Financial Statements.

                         EQUITEL, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)



                                               Three                       Six
                                          Months  ended              Months  Ended
                                             June  30,                  June  30,
                                            ----------                  ---------
                                       2002          2001           2002        2001
                                       ----          ----           ----        ----
Revenue:


  Airtime revenue                   $  203,254      $  548,614     $  417,475    $1,042,154
  Cellular telephone
    equipment sales                     (1,115)        151,080        233,716       509,815
                                    -----------     ----------    -----------    ----------
    Total Revenue                      202,139         699,694        651,191     1,551,969
                                    -----------     ----------    -----------    ----------

Cost of Sales:
  Cost of airtime service              464,068         840,106        461,853     1,366,947
  Cost of cellular telephone
    equipment                          145,497         475,450        309,115       895,550
                                    -----------     ----------    -----------    ----------
    Total Cost of Sales                609,565       1,315,556        770,968     2,262,497
                                    -----------     ----------    -----------    ----------
    Gross Profit (Loss)               (407,426)       (615,862)      (119,777)     (710,528)
                                    -----------     ----------    -----------    ----------
Costs and Expenses:
  Selling, general and
    administrative                   1,155,406       1,223,413      2,190,806     2,373,552
  Depreciation and
    amortization                        49,983         209,702        254,184       410,349
  Loss from discontinuance
    of all business
    operations                         774,521               -        774,521             -
                                    -----------     ----------    -----------    ----------
    Total Costs and Expenses         1,979,910       1,433,115      3,219,511     2,783,901
                                    -----------     ----------    -----------    ----------
Net Loss from Operations            (2,387,336)     (2,048,977)    (3,339,288)   (3,494,429)

Interest Expense, net                   63,491         322,382         96,983       343,128
                                    -----------     ----------    -----------    ----------
Net (loss)                         $(2,450,827)    $(2,371,359)   $(3,436,271)  $(3,837,557)
                                    ===========     ==========    ===========    ==========
Net income (loss)
  per common share from
  operations                             (0.07)    $     (0.20)   $     (0.09)  $     (0.33)

  Weighted average
  shares outstanding                37,786,960      11,820,377     37,350,387    11,820,377
                                    ===========     ==========    ===========    ==========

The accompanying notes are an integral part of these Financial Statements.

                         EQUITEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                    Three  Months              Six  Months
                                   Ended  June  30,          Ended  June  30,
                                 ------------------        ------------------
                                  2002         2001        2002         2001



Cash Flows From
Operating Activities:
  Net income (loss)           $(2,450,827) $(2,371,359) $(3,436,271) $(3,837,557)
Adjustments to reconcile net
  income to cash provided
  by operating activities:
    Depreciation                   28,224       25,116        55,438      48,429
    Amortization                   21,759      185,587       198,746     361,920
    Loss from discontinuance
      of business operations      774,521            -       774,521           -
  Change in accounts receivable    59,287      251,400
  Change in inventory              58,515        5,798       197,768     294,442
  Change in prepaid assets        110,147       28,433       119,168      87,474
  Change in accounts payable      258,845      713,132      (105,368)    617,780
  Change in deferred revenue      (16,685)    (834,777)      (16,685)   (210,530)
                               ----------    ---------     ---------   ---------
Net Cash Provided By (Used
  By) Operations               (1,156,214)  (1,996,670)   (2,201,778) (2,724,912)
                               ----------    ---------     ---------   ---------
Cash Flows from Investment
  Activities:
  Investment in property and
    Equipment                     (42,477)     (37,598)      (42,476)    (47,904)
  Investment in other assets            -       (1,001)            -       1,412
                               ----------    ---------     ---------   ---------
Net Cash Provided By (Used
  By) Investing Activities        (42,477)     (38,599)      (42,476)    (46,492)
                               ----------    ---------     ---------   ---------
Cash Flows From Financing
Activities:
  Change in restricted cash
    and deposits                  217,049       (5,830)      216,475      13,212
  Proceeds from long term debt    850,000      818,080     1,950,111   1,867,968
  Proceeds from stock sales             -    1,368,998       137,835     764,917
                               ----------    ---------     ---------   ---------
Cash Provided by
Financing Activities            1,067,049    2,181,248     2,304,421   2,646,097
                               ----------    ---------     ---------   ---------
Net change in cash               (135,642)     145,979        60,167    (125,307)

Cash at beginning
  of period                       385,929      134,286       194,120     137,000
                               ----------    ---------     ---------   ---------
Cash at end of period             254,287       11,693       254,287      11,693
                               ==========    =========     =========   =========
SUPPLEMENTAL DISCLOSURES
  Amount paid for interest    $         -  $   105,129  $          - $   127,629
                               ==========    =========     =========   =========
  Amount paid for
    income taxes              $         -  $         -  $          - $         -
                               ==========    =========     =========   =========


   The accompanying notes are an integral part of these Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 June 30, 2002 (unaudited) and December 31, 2001


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNT  POLICIES  AND  BUSINESS  ACTIVITY

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of form 10-Q and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's form 10-K for the year ended December 31, 2001. The financial statements include adjustments relating to the recoverability and classification of recorded asset amounts to reflect management's decision to discontinue operations. There have been no adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management is still seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE

The Company ceased business operations in July, 2002. Consequently, the consolidated financial statements have been presented on a liquidation basis, which contemplates the disposal of assets at amounts less than that realizable had the Company continued as a going concern.

Management has undertaken a comprehensive review of the Company's business and prospects. Among other things, Management took into consideration:

     - The results of operations of the Company's operating subsidiaries for the year ended December 31, 2001 and for the three months and six months ended June 30, 2002.

     - The Company's assets, liabilities and working capital as of June 30, 2002.

     - The Company's utilization of its cash reserves for the year ended December 31 2001 and for the six months ended June 30, 2002.

     - The Company's capital resources as of June 30, 2002, including cash on hand, accounts receivable, borrowing lines, equity available for sale and any other source of capital.

     - The prospects for the Company's land based and wireless telecommunications businesses owned by its Jetco Communications subsidiary, including consideration of prospects in the telecommunications industry in general.

     - The prospects for the Company's prepaid wireless telecommunications businesses owned by its Equitel Communications subsidiary, including consideration of prospects in the wireless industry in general.

     - The cash required for the Company to continue to implement the business plan for its prepaid wireless business.

     - The death or resignations of key executive officers in the Company's Equitel Communications subsidiary.

     - Claims made against the Company and its subsidiaries by former employees for amounts allegedly due under employment agreements, although the Company believes that these claims are not meritorious and that the Company has viable counterclaims against these employees.

     Based on this review, Management determined to discontinue all of its business operations in July, 2002.

NOTE  3  -  LOSS  FROM  DISCONTINUANCE  OF  BUSINESS  OPERATIONS

In connection with the discontinuance of operations, the Company has adjusted the carrying value of its assets to liquidation value as follows:

                               Carrying     Liquidation     Reported
                                 Value          Value         Loss

     Inventories              $   7,742      $  3,871      $   3,871
     Computer  Equipment        202,436        11,319        191,117
     Computer  Software          69,281         2,000         67,281
     Furniture  &  Fixtures      20,075        11,000          9,075
     Leasehold  Improvements      2,671             -          2,671
     Deferred  Costs            125,506             -        125,506
                               --------       -------       --------
          Totals              $ 427,711      $ 28,190      $ 399,521
                               ========       =======       ========
In addition to the adjustment to the carrying value of the Company's assets, the Company has accrued an additional amount to cover the costs of closing down the business, estimated by management to be $ 375,000.

NOTE  4  -  RECENT  PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company is reviewing the provisions of this Statement, but does not expect it to have a material impact on the Company's financial statements.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Management has undertaken a comprehensive review of the Company's business and prospects. Based on this review, Management has determined to discontinue all of its business operations. See Item 5. Other Information: Discontinuance of Operations for more information about this review and determination. Since all operations are discontinued, Management's discussion and analysis does not relate to any ongoing business activities and is for historical purposes only.

                              RESULTS OF OPERATIONS

Three months ended June 30, 2002 and 2001

Revenues

During the three months ending June 30, 2002, the Company generated revenues from airtime and product sales of $202,139 as compared to $699,694 for the three months ended June 30, 2001. The decreases are a result of the Company's decrease of its customer base and nationwide coverage for cellular telephone service.

Costs  of  Airtime  and  Cellular  Telephone  Equipment

During the three months ending June 30, 2002, the Company had direct costs for airtime and product sales of $609,565 as compared to $1,315,556 for the same period ended June 30, 2001. The decrease during these periods was primarily associated with the decreased number of customer cellular telephone activations and airtime recharges. The cellular equipment gross margins for the three months ending June 30, 2002 were a negative $407,426 as compared to a negative $615,862 for the quarter ended June 30, 2001. The primary reasons for the negative gross margins in 2002 relate to the Company's efforts to maintain an active customer base for airtime usage by allowing customers to remain active beyond normal churn parameters. Further, the Company must maintain an inventory of telephone numbers for activations as they are requested by new customers. Maintaining such inventory levels requires the payment of standard monthly service fees on a "per telephone number" basis. As such, inventory not in use by the Company's subscribers generates costs with no corresponding revenue. The management of the inventory of telephone numbers had been a focus of management in 2001 and 2002. Additionally, the airtime gross margins are affected by some carrier contracts that require an activated number to remain in our inventory for a minimum of one year from the date of activation.

Selling,  General  and  Administrative  Expenses  (SG&A)

During the three month period ended June 30, 2002, the Company incurred SG&A expenses of $1,155,406 as compared to $1,223,413 for the same period ended June 30, 2001. The Company implemented certain cost cutting measures during the third quarter of 2001, including salary and headcount reductions and limitations on travel expenditures.

Depreciation  and  Amortization

During the three months ending June 30, 2002, depreciation and amortization was $49,983 as compared to $209,702 for the same period ended June 30, 2001. The decrease is due to greater amortization of intangibles during the 2001 period. There were no additions to property and equipment for the three months ended June 30, 2002.

Interest  Expense

During the three months ending June 30, 2002 net interest expense was $63,491 as compared to $322,382 during the same period ended June 30, 2001. During the 2002 period, the Company's average balance of related party debt decreased as a result of the conversion of all the outstanding debt to equity in the fourth quarter 2001.

During the three months ending June 30, 2002, the Company incurred a net loss of $2,450,827 as compared to a net loss of $2,371,359 for the same period ended June 30, 2001. The Company has an accumulated deficit since inception of $37,233,544. The losses were primarily due to costs of customer acquisition, as the Company expanded its operations, interest expense associated with related party debt, and the completion of the Company's proprietary software for customer activations and customer management.

Six months ended June 30, 2002 and 2001

Revenues

During the six months ending June 30, 2002, the Company generated revenues from airtime and product sales of $417,475 as compared to $1,042,154 for the six months ended June 30, 2001. The decreases are a result of the Company's decrease of its customer base and nationwide coverage for cellular telephone service.

Costs  of  Airtime  and  Cellular  Telephone  Equipment

During the six months ending June 30, 2002, the Company had direct costs for airtime and product sales of $770,968 as compared to $2,262,497 for the same period ended June 30, 2001. Direct costs decreased during these periods due to reduced revenues associated with the decreased number of customer cellular telephone activations and airtime recharges. Additionally, the decrease was as a result of the Company recording $200,000 in agreed-to credits as a reduction in cost of airtime. These credits are the result of over-billing over the past 12 months. These over-billings were identified during 2002 as part of a corporate effort to review these billings and negotiate settlement credits from the carriers. Recharges represent existing customers purchasing additional airtime following their initial telephone activation. The cost of customer acquisition is reflected in the Company's discounted pricing of cellular telephone handsets resulting in negative gross margin for equipment sales. The cellular equipment gross margins for the six months ending June 30, 2002 were a negative $119,777 as compared to a negative $710,528 for the six months ended June 30, 2001. The primary reasons for the negative gross margins in 2002 relate to the Company's efforts to maintain an active customer base for airtime usage by allowing customers to remain active beyond normal churn parameters. Further, the Company must maintain an inventory of telephone numbers for activations as they are requested by new customers. Maintaining such inventory levels requires the payment of standard monthly service fees on a "per telephone number" basis. As such, inventory not in use by the Company's subscribers generates costs with no corresponding revenue. The management of the inventory of telephone numbers had been a focus of management in 2001 and 2002. Additionally, the airtime gross margins are affected by some carrier contracts that require an activated number to remain in our inventory for a minimum of one year from the date of activation.

Selling,  General  and  Administrative  Expenses  (SG&A)

During the six month period ended June 30, 2002, the Company incurred SG&A expenses of $2,190,806 as compared to $2,373,552 for the same period ended June 30, 2001. The Company implemented certain cost cutting measures during the third quarter of 2001, including salary and headcount reductions and limitations on travel expenditures.

Depreciation  and  Amortization

During the six months ending June 30, 2002, depreciation and amortization was $254,184 as compared to $410,349 for the same period ended June 30, 2001. The decrease is due to greater amortization of intangibles during the 2001 period. There were no additions to property and equipment for the six months ended June 30, 2002.

Interest  Expense

During the six months ending June 30, 2002 net interest expense was $96,983 as compared to $343,128 for the same period ended June 30, 2001. During the 2002 period, the Company's average balance of related party debt decreased as a result of the conversion of all the outstanding debt to equity in the fourth quarter 2001.

During the six months ending June 30, 2002, the Company incurred a net loss of $3,436,201 as compared to a net loss of $3,837,557 for the same period ended June 30, 2001. The losses were primarily due to costs of customer acquisition, as the Company expanded its operations, interest expense associated with related party debt, and the completion of the Company's proprietary software for customer activations and customer management.


                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company maintained a negative working capital balance of $8,197,124. This was attributed primarily to increases in related party debt with a current due date, current loans from stockholders and the net current liabilities of discontinued operations. This negative working capital balance was an important factor in Management's determination to discontinue all business operations.

Since inception, the Company has an accumulated earnings deficit of $37,233,544. From a funding standpoint, management had focused on identifying and securing sufficient capital sources. Historically, funding for the Company's operating and capital requirements have come from a private investor in the form of convertible debt and equity investments. Financing activities for the six months ended June 30, 2002, provided $1,950,111 from the proceeds of long term debt. Additionally, $137,835 was provided by additional common stock sales.

The Company is no longer pursuing additional funding.

PART II -- OTHER INFORMATION

ITEM 5.    OTHER INFORMATION - DISCONTINUANCE OF OPERATIONS; CHANGES IN
           ACCOUNTANTS

DISCONTINUANCE  OF  OPERATIONS

     Management has undertaken a comprehensive review of the Company's business and prospects. Among other things, Management took into consideration:

     - The results of operations of the Company's operating subsidiaries for the year ended December 31, 2001 and for the three months and six months ended June 30, 2002.


     - The Company's assets, liabilities and working capital as of June 30, 2002.

     - The Company's utilization of its cash reserves for the year ended December 31, 2001 and for the six months ended June 30, 2002.

     - The Company's capital resources as of June 30, 2002, including cash on hand, accounts receivable, borrowing lines, equity available for sale and any other source of capital.

     - The prospects for the Company's land based and wireless telecommunications business owned by its Jetco Communications subsidiary, including consideration of prospects in the telecommunications industry in general.

     - The prospects for the Company's prepaid wireless telecommunications business owned by its Equitel Communications subsidiary, including consideration of prospects in the wireless industry in general.

     - The cash required for the Company to continue to implement the business plan for its prepaid wireless business.

     - The death or resignations of key executive officers in the Company's Equitel Communications subsidiary.

     - Claims made against the Company and its subsidiaries by former employees for amounts allegedly due under employment agreements, although the Company believes that these claims are not meritorious and that the Company has viable counterclaims against these employees.

     Based on this review, Management has determined to discontinue all of its business operations.

     Management will determine which of the tangible and intangible assets of the Company and it subsidiaries can be sold or leased. Management will determine how to deal with the creditors of the subsidiaries. Management will determine which subsidiaries can settle with their creditors and which will file for liquidation under the bankruptcy law.

     Management does not presently intend for the parent Company to liquidate or file under the bankruptcy law. Management shall take some measures for the parent Company to continue to have its common stock traded on the OTC Bulletin Board, including retaining the professionals needed to prepare the required filings with the Securities and Exchange Commission.

CHANGES  IN  ACCOUNTANTS

The Company's independent auditor for the year ended December 31, 2001 was Arthur Anderson LLP. Arthur Anderson LLP never formally resigned nor was it dismissed. In August, 2002, the Company engaged the firm of Rogoff & Co. as its independent auditor.

During the period of its retention, Arthur Anderson LLP did not have any disagreement with the Company on any matter of accounting principles, financial statement disclosure or auditing scope or procedure.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits

Certificate  of  Chief  Executive  Officer

Certificate  of  Chief  Financial  officer



Reports  on  8-K/A

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            Equitel,  Inc.
                                            -------------

         Date:  September  23,  2002        By:  /s/  E. Eugene Whitmire
                ------------------            --------------------------
                                              E. Eugene Whitmere
                                              Chief  Executive  Officer

         Date:  September  23,  2002        By:  /s/  E. Eugene Whitmire
                ------------------            --------------------------
                                              E. Eugene Whitmire
                                              Chief  Financial  Officer