Form 10QSB/A
period 2002-06-30
EQUITEL  INC
filed 2002-10-09
CIK 1085258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

                         EQUITEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                    Three  Months              Six  Months
                                   Ended  June  30,          Ended  June  30,
                                 ------------------        ------------------
                                  2002         2001        2002         2001



Cash Flows From
Operating Activities:
  Net income (loss)           $(2,450,827) $(2,371,359) $(3,436,271) $(3,837,557)
Adjustments to reconcile net
  income to cash provided
  by operating activities:
    Depreciation                   28,224       25,116        55,438      48,429
    Amortization                   21,759      185,587       198,746     361,920
    Loss from discontinuance
      of business operations      774,521            -       774,521           -
  Change in accounts receivable    59,287      251,400        10,905     (86,870)
  Change in inventory              58,515        5,798       197,768     294,442
  Change in prepaid assets        110,147       28,433       119,168      87,474
  Change in accounts payable      258,845      713,132      (105,368)    617,780
  Change in deferred revenue      (16,685)    (834,777)      (16,685)   (210,530)
                               ----------    ---------     ---------   ---------
Net Cash Provided By (Used
  By) Operations               (1,156,214)  (1,996,670)   (2,201,778) (2,724,912)
                               ----------    ---------     ---------   ---------
Cash Flows from Investment
  Activities:
  Investment in property and
    Equipment                     (42,477)     (37,598)      (42,476)    (47,904)
  Investment in other assets            -       (1,001)            -       1,412
                               ----------    ---------     ---------   ---------
Net Cash Provided By (Used
  By) Investing Activities        (42,477)     (38,599)      (42,476)    (46,492)
                               ----------    ---------     ---------   ---------
Cash Flows From Financing
Activities:
  Change in restricted cash
    and deposits                  217,049       (5,830)      216,475      13,212
  Proceeds from long term debt    850,000      818,080     1,950,111   1,867,968
  Proceeds from stock sales             -    1,368,998       137,835     764,917
                               ----------    ---------     ---------   ---------
Cash Provided by
Financing Activities            1,067,049    2,181,248     2,304,421   2,646,097
                               ----------    ---------     ---------   ---------
Net change in cash               (135,642)     145,979        60,167    (125,307)

Cash at beginning
  of period                       385,929      134,286       194,120     137,000
                               ----------    ---------     ---------   ---------
Cash at end of period             254,287       11,693       254,287      11,693
                               ==========    =========     =========   =========
SUPPLEMENTAL DISCLOSURES
  Amount paid for interest    $         -  $   105,129  $          - $   127,629
                               ==========    =========     =========   =========
  Amount paid for
    income taxes              $         -  $         -  $          - $         -
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

         Date:  October 9, 2002             By:  /s/  E. Eugene Whitmire
                ------------------            --------------------------
                                              E. Eugene Whitmere
                                              Chief  Executive  Officer

         Date:  October 9, 2002             By:  /s/  E. Eugene Whitmire
                ------------------            --------------------------
                                              E. Eugene Whitmire
                                              Chief  Financial  Officer